Form 10-K
period 2021-12-31
Schultze Special Purpose Acquisition Corp. II
filed 2022-03-17
CIK 1843100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-40891

Schultze Special Purpose Acquisition Corp. II

(Exact name of registrant as specified in its charter)

Delaware	86-1206818
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 Westchester Avenue, Suite S-632 Rye Brook, NY	10573
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 701-5260

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable Warrant	SAMAU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	SAMA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	SAMAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s securities were not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 17, 2022, there were 16,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,125,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “report”) or the context otherwise requires, references to:

●	“anchor investors” are to the qualified institutional buyers or institutional accredited investors not affiliated with us, our sponsor, our directors or any member of our management team, that purchased an aggregate of 14,857,500 units in our initial public offering and acquired from our sponsor an indirect interest in an aggregate of 937,500 founder shares at a purchase price of $0.10 per share;

●	“common stock” are to our Class A common stock, par value $0.0001 per share, and our Class B common stock, par value $0.0001 per share, collectively;

●	“equity-linked securities” are to any debt or equity securities issued in a transaction, including but not limited to a private placement of equity or debt, that are convertible, exercisable or exchangeable for shares of common stock;

●	“final prospectus” are to the final prospectus for our initial public offering filed with the SEC on October 8, 2021;

●	“founder shares” are to shares of our Class B common stock issued prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof (for the avoidance of doubt, such shares of Class A common stock will not be “public shares”);

●	“initial stockholders” are to the holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our officers and directors;

●	“private placement warrants” are to the warrants that were sold in private placements simultaneously with the closing of our initial public offering and the partial exercise of the underwriters’ over-allotment option, collectively;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market);

●	“sponsor” are to Schultze Special Purpose Acquisition Sponsor II, LLC, a company affiliated with our officers and directors;

●	“Stifel” and “Mizuho” are to Stifel, Nicolaus & Company, Incorporated and Mizuho Securities USA LLC, respectively, who served as the representatives of the underwriters of our initial public offering;

●	“Stifel Venture” are to Stifel Venture Corp., an affiliate of Stifel; and

●	“we,” “us,” “our” or “our company” are to Schultze Special Purpose Acquisition Corp. II.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report may constitute “forward-looking statements” for purposes of federal securities laws, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete a business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential changes in control if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

●	our use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business.

Introduction

We are a blank check company formed under the laws of the State of Delaware on December 15, 2020 for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to in this report as our initial business combination. While our efforts in identifying a prospective target business for our initial business combination are not limited to a particular industry or geographic region, we have initially focused our search on companies that may be experiencing liquidity constraints, are financially stressed or have experienced and emerged from a financial restructuring.

On January 15, 2021, we issued an aggregate of 5,750,000 founder shares to our sponsor for an aggregate price of $25,000, or approximately $0.004 per share. Our sponsor subsequently transferred 25,000 founder shares to each of our independent directors, 276,000 founder shares to Stifel Venture and an aggregate of 50,000 founder shares to certain strategic advisors identified in connection with our initial public offering (our “Strategic Advisors”), in each case at the same price originally paid for such shares. On each of July 27, 2021 and September 20, 2021, our sponsor forfeited 718,750 founder shares, resulting in there being 4,312,500 founder shares issued and outstanding. On October 22, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, as described below, 175,500 and 12,000 founder shares were forfeited by our sponsor and Stifel Venture, respectively, to us at no cost, and 4,125,000 founder shares remain outstanding.

On October 7, 2021, the registration statement on Form S-1 (File No. 333-254018) relating to our initial public offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). On October 13, 2021, we consummated our initial public offering of 15,000,000 units at $10.00 per unit, generating total gross proceeds of $150,000,000. Each unit consisted of one share of Class A common stock and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of October 13, 2022 and 30 days after the consummation of our initial business combination, and will expire five years after the consummation of our initial business combination, or earlier upon redemption or liquidation.

On October 19, 2021, the underwriters of our initial public offering notified us of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As such, on October 22, 2021, the underwriters purchased 1,500,000 additional units at $10.00 per additional unit upon the closing of the partial exercise of the over-allotment option, generating total gross proceeds of $15,000,000.

Simultaneously with the consummation of our initial public offering, we consummated the private placement of an aggregate of 6,200,000 private placement warrants to our sponsor and Stifel Venture at a price of $1.00 per private placement warrant, generating total gross proceeds of $6,200,000. Simultaneously with the closing of the partial exercise of the over-allotment option, we consummated the private placement of an aggregate of 375,000 additional private placement warrants to such purchasers at $1.00 per additional private placement warrant, generating total gross proceeds of $375,000 (collectively, the “private placements”).

Of the aggregate 16,500,000 units sold in our initial public offering, 14,857,500 units were purchased by our anchor investors. In connection with the closing of our initial public offering, each anchor investor acquired from our sponsor an indirect economic interest in certain founder shares (937,500 founder shares in the aggregate) at a purchase price of $0.10 per share. Our sponsor has agreed to distribute such founder shares to the anchor investors pro rata based on their indirect ownership interest in such founder shares after the completion of our initial business combination.

A total of $166,650,000 (or $10.10 per unit sold in our initial public offering) of the net proceeds from our initial public offering, including the partial exercise of the underwriters’ over-allotment option, and the private placements was placed in a trust account established for the benefit of our public stockholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our franchise and income tax obligations (and less up to $150,000 of interest for any dissolution or liquidation related expenses, as applicable), none of the funds held in the trust account will be released from the trust account until the earliest of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of the public shares if we do not complete our initial business combination by April 13, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) our redemption of 100% of the outstanding public shares if we do not complete our initial business combination within the required time period.

We incurred $15,892,398 of transaction costs, consisting of $2,475,000 in underwriting fees, $6,600,000 in deferred underwriting fees, $541,773 of other offering costs and expenses related to our initial public offering, and $6,275,625 for the fair value of the founder shares attributable to our anchor investors. As of December 31, 2021, we had $1,106,629 in our operating bank accounts, $166,667,249 in cash and marketable securities held in the trust account and working capital of $1,282,071, which excludes $17,249 of interest earned on the trust account that is available to pay franchise and income taxes payable.

Our units began trading on October 8, 2021 on the Nasdaq Global Market (“Nasdaq”) under the symbol “SAMAU.” Commencing on November 29, 2021, the Class A common stock and warrants comprising the units began separate trading on Nasdaq under the symbols “SAMA” and “SAMAW,” respectively. Those units not separated continue to trade on Nasdaq under the symbol “SAMAU.”

Business Strategy

Our sponsor is an affiliate of Schultze Asset Management, LP (“Schultze Asset Management”), an alternative investment management firm founded in 1998 that primarily focuses on distressed, special situation and event-driven securities. Schultze Asset Management’s investment objective is to achieve exceptional risk-adjusted capital appreciation through investments in various securities of companies in financial and/or legal distress or which have recently emerged from financial reorganizations or lawsuits. Since inception, the firm has executed over $7.4 billion in investment transactions across numerous market cycles. At the core of the firm’s strategy is deep-rooted, credit- and equity-based fundamental analysis, leveraging the team’s distressed, legal, bankruptcy and financial expertise. Schultze Asset Management believes that distressed securities can often be purchased at discounts to intrinsic value given the complexities surrounding their restructuring. The firm complements its liquid investment strategy with illiquid investments where it has taken an active approach to managing such investments often through participation on credit committees, liquidating trusts and board positions. The firm has successfully deployed its active investment strategy in 12 companies involving approximately $475.0 million of invested capital, with 11 of such investments monetized to date. Said investments have generated $723 million of realized and unrealized gains, including $715 million realized as of December 31, 2021, representing an internal rate of return (IRR) of 26.4%.(1)

Schultze Asset Management and members of our management team have significant experience in identifying, investing in and operating businesses that are experiencing some level of financial distress or have successfully emerged from a financial re-organization. As a result of the success with Schultze Special Purpose Acquisition Corp. (“Schultze I”), a special purpose acquisition company (“SPAC”) that completed its initial public offering in December 2018 and consummated a business combination with Clever Leaves Holdings Inc. (NASDAQ: CLVR) (“Clever Leaves”) in December 2020, our management team has significantly expanded its capability to focus on investment opportunities in select industries where it has significant background and expertise. Such industries include but are not exclusive to aerospace & defense, communications infrastructure, consumer/food & beverage, healthcare, industrial growth, media & entertainment and technology. We believe our affiliation with Schultze Asset Management and the significant financial and operational expertise of our team, which includes our Strategic Advisors, provide us with important competitive advantages for sourcing, pursuing and evaluating an initial business combination within our target universe and creating value following such combination. We also believe Stifel, through its wholly-owned subsidiary, Miller Buckfire, a leading investment bank focused on providing strategic and financial advisory services in financial restructurings, recapitalizations and other complex situations, will be of tremendous assistance in helping us identify and evaluate potential business combination candidates.

We have initially focused on pursuing business combinations with target companies that may be experiencing liquidity constraints, are financially stressed or have completed and emerged from a financial restructuring. U.S. default activity picked up significantly in 2020, with defaults surging to the second highest annual total on record, second only to 2009, with the COVID-19 pandemic being a significant driver. According to J.P. Morgan, 88 companies defaulted in 2020 comprising $129.6 billion in bonds and loans with an additional 21 companies completing distressed transactions totaling $11.8 billion. Further, debt downgrades exceeded all prior records with 640 companies being downgraded (vs. 185 companies being upgraded) totaling $549.6 billion. Owners of post-restructuring companies typically benefit from a significant reduction in liabilities including lower financial indebtedness, employee benefit obligations, litigation liabilities, contractual commitments and a generally lower operating cost structure. Such target companies often have underexploited opportunities for continued growth as a result of prior under-investment. Further, management teams often exit restructurings with increased financial and operating discipline and with meaningful equity ownership. Given the inefficiencies that may exist in the post-reorganization market, we believe a business combination within our target universe can be completed at a discount to its intrinsic value and publicly-traded peers. Whether or not we transact with a company that is experiencing liquidity constraints, is financially stressed or has previously gone through a restructuring, we expect to transact in an industry which overlaps within our core competencies and in-depth experience while also satisfying our investment criteria.

(1)	Includes only those investments where Schultze Asset Management was or is “Actively Involved”, invested long, and invested over $10 million. Does not include short sold companies, exchange traded funds (ETFs), companies in the retail sector, leverage or margin borrowings, management and incentive fees, professional fees, and other trading expenses. Such Actively Involved investments reflect a period of performance from 2003 through December 31, 2021.

We believe a business combination through a blank check company provides meaningful benefits to owners of liquidity constrained, financially stressed or post-reorganization companies, with whom we seek to transact with, and our investors. In the case of post-reorganization companies, owners are often former creditors, including banks, who are not natural owners of equity securities. We believe a business combination with us may provide a significant monetization event for owners desiring liquidity as well as continued equity participation for those desiring continued ownership. Further, target companies can benefit from access to a public vehicle to support organic and inorganic growth initiatives by combining with us. Our investors can benefit from ownership in a business with significantly reduced liabilities, an enhanced operating structure and a highly motivated management team.

Following our initial business combination, we, including our Strategic Advisors, intend to assist the target company in creating shareholder value which may include through board and/or senior management representation. In the case of Clever Leaves, George J. Schultze, our Chairman, President and CEO, and Gary M. Julien, our Executive Vice President and director, are two of five directors of the company. As a result of our team’s experience, we believe we can add value post-transaction to ensure proper corporate governance and alignment of management incentives, develop an operational and financial strategy to pursue continued organic and inorganic growth initiatives and to assist with capital raising and capital structure optimization.

The past performance of Schultze Asset Management, our management team or our Strategic Advisors, or any of their affiliates, is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of Schultze Asset Management, our management team or our Strategic Advisors, or any of their affiliates, as indicative of our future performance.

Acquisition Criteria

Consistent with our business strategy of focusing on those targets which are liquidity constrained, are financially stressed or have completed a financial restructuring and can be valued at a discount to their intrinsic value and publicly-traded peers, we have identified the following additional general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any of these criteria and guidelines.

●	Enterprise Value: We intend to focus our efforts on seeking and completing an initial business combination with an enterprise that has a value of between $750.0 million to $1.25 billion;

●	Financial Well-Being: We expect to primarily target an initial business combination with solid financial fundamentals, despite prior mis-steps which can often occur through previously excessive leverage, challenging industry conditions, material litigation, regulatory shifts, macroeconomic events, performance disruptions, lack of management execution or any combination thereof;

●	Leading Industry Market Position: We intend to pursue companies whose products or services have leading positions within their respective markets with sustainable competitive advantages and natural barriers to market entry;

●	Solid Free Cash Flow Generation: We seek to acquire an established company with attractive operating margins, strong free cash flow generation and solid recurring revenue streams;

●	Strong Management Team: We seek to acquire a target business with an experienced management team and a proven track record of execution;

●	Favorable Industry Outlook: We seek to acquire a target business where the end user markets of such target business’ products or services have a favorable growth outlook, which may include the aerospace & defense, communications infrastructure, consumer/food & beverage, healthcare, industrial growth, media & entertainment and technology industries;

●	Performance Catalysts: We intend to solicit target companies that have clearly identifiable opportunities to execute on growth initiatives following the initial business combination;

●	Market Fragmentation: We intend to seek business combinations that have significant opportunities for selective strategic acquisitions and partnerships that can complement an organic growth strategy; and

●	Benefit from Being a Public Company: We intend to acquire a business that can benefit from being publicly-traded and can effectively utilize broader access to capital.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that we may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet some or any of the above criteria and guidelines, we will disclose that in our stockholder communications related to our initial business combination, which, as discussed elsewhere in this report and our final prospectus, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the private placements of the private placement warrants, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We will have until April 13, 2023 to consummate an initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management, employees and their advisors, document reviews, on-site inspection of facilities, as well as a review of historical and projected financial and other information that will be made available to us. We also expect to utilize the financial and operational restructuring expertise of Schultze Asset Management and our management team to evaluate the risk-profile and growth opportunities for such target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Schultze Asset Management, investment funds or separate accounts advised by Schultze Asset Management or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Schultze Asset Management, investment funds or separate accounts advised by Schultze Asset Management or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that our initial business combination is fair to our company from a financial point of view.

We may, at our option, pursue a business combination opportunity jointly with one or more entities affiliated with Schultze Asset Management and/or one or more investors in funds or separate accounts managed by Schultze Asset Management, which we refer to as an “Affiliated Joint Acquisition.” Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Schultze Asset Management considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance”. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so.

Sources of Target Businesses

We believe based on Schultze Asset Management’s as well as our management’s business knowledge and past experience that there are numerous acquisition candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of Schultze Asset Management as well as our officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to their contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including current and former creditors such as banks and distressed debt investment firms, investment bankers, venture capital funds, private equity funds, alternative investment management firms and other members of the financial and legal community including those involved in the restructuring industry. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, emails or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our officers and directors, as well as members of Schultze Asset Management, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending various industry conferences. Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. Schultze Asset Management is under no obligation to present us with potential acquisition targets. We may also engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the monthly administrative fee of an aggregate of up to $25,000 to our sponsor, the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement of any out-of-pocket expenses. Our audit committee reviews all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, on a quarterly basis, with any interested director abstaining from such review and approval. We are not restricted from entering into a business combination with a target business that is affiliated with Schultze Asset Management, investment funds or separate accounts advised by Schultze Asset Management, or any of our officers, directors or sponsor, and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

As required by Nasdaq listing rules, approval of our initial business combination will require the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors. Subject to our officers’ and directors’ pre-existing fiduciary duties and the limitation that a target business has a fair market value of at least 80% of the balance in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Except for the general criteria and guidelines set forth above, we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	quality and depth of target company management;

●	public market readiness;

●	financial condition and results of operation;

●	sustainability of cash flow generation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	market fragmentation and potential for industry consolidation;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of projected and historical financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, and there is no required minimum valuation standard for any target at the time of such acquisition. We expect to complete only a single business combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses, and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’s Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’s management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until at least April 13, 2023 in order to be able to receive a pro rata share of the trust account.

Our sponsor and our officers and directors have agreed (i) to vote any shares of common stock owned by them in favor of any proposed business combination, including the founder shares, (ii) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (iii) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, we would need only 6,187,501, or 37.5% (assuming all outstanding shares are voted), or 1,031,251, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 16,500,000 public shares sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved. Furthermore, if our anchor investors vote all of the public shares underlying the 14,857,500 units they acquired in our initial public offering in favor of an initial business combination, we would not need any of the other public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Although our anchor investors are not contractually obligated to vote in favor of an initial business combination, their interest in certain of our founder shares may provide an incentive for them to do so.

If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, sponsor or their affiliates could purchase units or shares of Class A common stock from persons in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, sponsor and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights

At any meeting called to approve an initial business combination, public stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid (which taxes may be paid only from the interest earned on the funds in the trust account). Alternatively, we may provide our public stockholders with the opportunity to sell their shares of Class A common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, officers, directors and our initial stockholders will not have redemption rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in the aftermarket.

We may require public stockholders seeking redemption, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s (“DTC”) DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker the fee and it would be up to the broker whether to pass this cost on to the holder. However, this fee would be incurred regardless of whether we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his, her or its shares if such stockholder wishes to seek to exercise his, her or its redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his, her or its broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his, her or its redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him, her or it to deliver his, her or its certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he, she or it could monitor the price of the company’s stock in the market. If the price rose above the redemption price, such stockholder could sell his, her or its shares in the open market before actually delivering his, her or its shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to redeem shares is irrevocable once the business combination is approved.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share of Class A common stock delivered his, her or its certificate in connection with an election of their redemption and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until April 13, 2023. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account not previously released to us (net of taxes payable and $150,000 for any dissolution or liquidation related expenses, as applicable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, officers, directors and our initial stockholders have agreed that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 13, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director or any other person.

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account not previously released to us (net of taxes payable and $150,000 for any dissolution or liquidation related expenses, as applicable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following April 13, 2023, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to use our reasonable best efforts to have all third parties (including any vendors or other entities we may engage) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering and our auditor are the only third parties we are currently aware of that will not execute a waiver. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (i) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (ii) as to any claims for indemnification by the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.10 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of taxes payable.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten business days to effect such a distribution. The holders of the founder shares have waived their rights to participate in any liquidation distribution with respect to such founder shares. There will be no distribution from the trust account with respect to our warrants, including the private placement warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering and the private placements of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest earned on the trust account, the initial per-share redemption price would be $10.10. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters of our initial public offering. The underwriters have agreed to waive their rights to the deferred underwriting commissions held in the trust account in the event we do not complete our initial business combination and subsequently liquidate and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the stockholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation as described elsewhere herein. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

The holders of the founder shares will not participate in any redemption distribution from our trust account with respect to such shares. Additionally, any loans made by our officers, directors, sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.10 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after April 13, 2023, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 13, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director or any other person. Our sponsor, officers, directors and initial stockholders have agreed to waive any redemption rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (i) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), or (ii) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by April 13, 2023, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the public shares on any matter.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could merge with or acquire using the net proceeds of our initial public offering and the private placements of the private placement warrants, our ability to compete in merging with or acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to redeem or repurchase public shares held by our public stockholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any employees prior to the consummation of a business combination.

Our Website

Our corporate website address is www.samaspac.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Periodic Reporting and Audited Financial Statements

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. Such reports and other information filed by the company with the SEC are available free of charge on our website and on the SEC’s website at www.sec.gov. The contents of these websites are not incorporated into this report. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles (“U.S. GAAP”) or international financial reporting standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company for up to five years. However, if our annual gross revenue is $1.07 billion or more, if our nonconvertible debt issued within a three year period exceeds $1 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equaled or exceeded $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter.

Item 1A. Risk Factors.

Ownership of our securities involves a high degree of risk. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and a holder of our securities could lose all or part of its investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risk Factor Summary

●	We may not be able to complete our initial business combination by April 13, 2023, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares for cash.

●	Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●	We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

●	Our outstanding warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

●	We may issue additional shares of capital stock or debt securities to complete a business combination, or issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination, which would dilute the equity interest of our stockholders and likely present other risks.

●	The ability of our public stockholders to exercise their redemption rights, or sell their shares to us in a tender offer, with respect to a large number of our shares may not allow us to effectuate the most desirable business combination or optimize our capital structure.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

●	Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic, the recent invasion of Ukraine by Russia and resulting sanctions, and the status of debt and equity markets.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	There may be tax consequences to our business combinations that may adversely affect us.

●	Certain of our officers and directors have, and any of our officers and directors or their affiliates may in the future have, outside fiduciary and contractual obligations and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

●	A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by at least 50% of the then outstanding public warrants.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of our sponsor, or if our sponsor does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

●	Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

●	Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination. Our public stockholders will not have the right to elect or remove directors prior to the consummation of our initial business combination.

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

Risks Related to Searching for and Consummating a Business Combination

Past performance by our management team may not be indicative of future performance of an investment in our company or the future performance of any business we may acquire.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (i) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), or (ii) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), in each case subject to the limitations described elsewhere in this report and in our final prospectus. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

If we seek stockholder approval of our initial business combination, our initial stockholders, executive officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the founders, executive officers, directors and director nominees agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders, executive officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any common stock held by them in favor of our initial business combination. As a result, in addition to the founder shares held by our initial stockholders, executive officers and directors, we would need only 6,187,501, or 37.5% (assuming all outstanding shares are voted), or 1,031,251, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 16,500,000 public shares sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved. Furthermore, if our anchor investors vote all of the public shares underlying the 14,857,500 units they acquired in our initial public offering in favor of an initial business combination, we would not need any of the other public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Although our anchor investors are not contractually obligated to vote in favor of an initial business combination, their interest in certain of our founder shares may provide an incentive for them to do so. We expect that our initial stockholders and their permitted transferees will own at least approximately 20% of the issued and outstanding shares of our common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Since our anchor investors acquired an interest in certain of our founder shares from our sponsor in connection with the closing of our initial public offering, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

In connection with the closing of our initial public offering, our anchor investors acquired an interest in an aggregate of 937,500 founder shares for a price of $0.10 per share, which our sponsor will distribute to our anchor investors after the completion of an initial business combination. Accordingly, the anchor investors will share in any appreciation in the value of the founder shares above that nominal amount, provided that we successfully complete a business combination. Moreover, as the anchor investors acquired all of the aggregate 14,857,500 units they purchased in our initial public offering for a purchase price of $10.00 per unit and paid $0.10 per share for their interests in the founder shares, and assuming each warrant has no value and without taking into account any liquidity discount on the founder shares, the anchor investors paid an effective price of approximately $9.41 per share acquired, as compared to the $10.00 per share paid by the other public stockholders in our initial public offering. As a result, the anchor investors may have an incentive to vote any public shares they own in favor of a business combination, and, if a business combination is approved, they may make a substantial profit on such interest, even if the market price of our securities declines in value below the price to the public in our initial public offering and the business combination is not profitable for other public stockholders. In addition, as discussed above, if the anchor investors retain a substantial portion of their interests in our public shares and if the anchor investors vote those public shares in favor of a business combination, we will receive sufficient votes to approve the business combination, regardless of how any other public stockholder votes their shares. You should consider the anchor investors’ financial incentive to complete an initial business combination when evaluating whether to invest in our securities and/or redeem your shares prior to or in connection with an initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares for cash.

At the time of your investment in us, you may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If the net proceeds of our initial public offering and the private placements of the private placement warrants not being held in the trust account are insufficient to allow us to operate until April 13, 2023, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until April 13, 2023, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, officers, directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. If we do not complete a business combination, the loans will be forgiven.

The requirement that the target business or businesses that we acquire must collectively have a fair market value of at least 80% of the balance in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.

Nasdaq rules and our amended and restated certificate of incorporation require that the target business or businesses that we acquire must collectively have a fair market value of at least 80% of the balance in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete such a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and our public stockholders will only be entitled to receive their pro rata portion of the funds in the trust account, which may be less than $10.10 per share.

The ability of our public stockholders to exercise their redemption rights, or sell their shares to us in a tender offer, with respect to a large number of our shares may not allow us to effectuate the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, or sell their shares to us in a tender offer, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption, or sold to us in a tender offer. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, because we will not know how many stockholders may exercise redemption rights or seek to sell their shares to us in a tender offer, we may either need to reserve a portion of the cash in the trust account to meet such requirements, or we may need to arrange third party financing to help fund our business combination. In addition, if a larger number of shares are submitted for redemption, or if more stockholders seek to sell their shares to us in a tender offer, than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. This risk may be increasingly prevalent given recent high levels of redemptions among other SPACs completing their initial business combinations. In the event that a proposed initial business combination involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination.

The above considerations may limit our ability to effectuate the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters of our initial public offering will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek redemption of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have his, her or its shares of common stock redeemed for cash (subject to the limitations described elsewhere in this report and in our final prospectus) regardless of whether such stockholder votes for or against such proposed business combination. This risk may be increasingly prevalent given recent high levels of redemptions among other SPACs completing their initial business combinations. This ability to seek redemption while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he, she or it is voting for or against such proposed business combination, to demand that we redeem his, her or its shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to redeem their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the DTC’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to redeem their shares to comply with specific requirements for redemption, such redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to redeem their shares to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the DTC’s DWAC (Deposit/Withdrawal At Custodian) System as described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the private placements of the private placement warrants, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the recent invasion of Ukraine by Russia and the resulting sanctions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Certain agreements related to our initial public offering may be amended without stockholder approval.

Certain agreements, including the letter agreement among us and our sponsor, officers, directors and initial stockholders, and the registration rights agreement entered into in connection with our initial public offering, may be amended without stockholder approval. These agreements contain various provisions, including transfer restrictions on our founder shares, that our public stockholders might deem to be material. It may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the private placements of the private placement warrants will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the private placements of the private placement warrants prove to be insufficient, because of either the size of the business combination, the depletion of the available net proceeds in search of a target business or the obligation to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders own approximately 20% of our issued and outstanding shares of common stock. In addition, our sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our sponsor and initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination.

Our board of directors is divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination. Our public stockholders will not have the right to elect or remove directors prior to the consummation of our initial business combination.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of shares of our Class A common stock, our public stockholders will not have the right to vote on the election, removal or replacement of directors prior to consummation of our initial business combination.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of Class A common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders and their permitted transferees are entitled to demand that we register the resale of the founder shares and the holders of the private placement warrants and any warrants our sponsor, officers, directors, or their affiliates may be issued in payment of working capital loans made to us are entitled to demand that we register the resale of the private placement warrants and any other warrants we issue to them (and the underlying shares of Class A common stock) commencing at any time after we consummate an initial business combination. The presence of these additional shares of Class A common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of Class A common stock.

The requirement that we complete an initial business combination by April 13, 2023 may give potential target businesses leverage over us in negotiating a business combination.

We have until April 13, 2023 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The coronavirus (COVID-19) pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Moreover, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even if the pandemic subsides. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Management’s flexibility in identifying and selecting a prospective target business or businesses, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the requirements in Nasdaq rules and our amended and restated certificate of incorporation that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the balance in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for such initial business combination, we have virtually unrestricted flexibility in identifying and selecting a prospective target business or businesses. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective target business or businesses, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders, which would be the case if the trading price of our shares of Class A common stock after giving effect to such business combination was less than the per-share trust liquidation value that our stockholders would have received if we had dissolved without consummating our initial business combination.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsor. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with such standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

(i)	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors, and in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founder shares held by them prior to such issuance) (the “Newly Issued Price”),

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price of our warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.

Depending on the date and size of our initial business combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Risks Related to the Post-Business Combination Company

If we do not conduct an adequate due diligence investigation of a target business, we may subsequently be required to take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may later be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing during or subsequent to the business combination.

Investments in post-restructured equities are subject to various risks.

Business combinations with post-restructured entities entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	investments in such companies are speculative, prices are volatile, and market movements are difficult to predict;

●	supply and demand for distressed securities change rapidly and are affected by a variety of market factors over which we have no control and which may reduce the pool of profitable investment opportunities;

●	our ability to identify undervalued investment opportunities that fit our business strategy involves a high degree of uncertainty, and no assurance can be given that we will be able to identify such opportunities;

●	such investments may take a substantial period of time before realizing their anticipated value and returns generated from such investments may not adequately compensate for the business and financial risks assumed; and

●	there is no guarantee that we will be able to achieve our investment objectives or provide any return on invested capital.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to post-restructured entities. Accordingly, if we acquire a target business that is not a post-restructured entity, it is possible that these specific risks would not affect us in the same manner, but we would be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we have initially focused our search on identifying a prospective target business that may be experiencing liquidity constraints, is financially stressed or has experienced and emerged from a financial restructuring, we are not limited to completing a business combination with a target business in any industry or geographic location and may consummate a business combination with a company in any industry or geographic location we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our security holders than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, our officers may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

Additionally, the role of our key personnel after a business combination cannot presently be ascertained. Although some of our key personnel may continue to serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

Although we intend to initially focus our search on identifying a prospective target business that may be experiencing liquidity constraints, is financially stressed or has experienced and emerged from a financial restructuring such as a bankruptcy court protection, which is where our management team has its most experience, we are not limited to such industry and may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’s home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars, such as the recent invasion of Ukraine by Russia; and

●	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Risks Relating to Conflicts of Interest of our Officers, Directors and Others

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in other business endeavors and are not obligated to devote any specific number of hours to our affairs. In particular, certain of our officers and directors are employed by Schultze Asset Management, which is an investment manager to various investment funds, which make investments in securities or other interests of or relating to companies in industries we may target for our initial business combination. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor and our officers and directors have agreed to waive their right to redeem their founder shares and any other shares they purchase, or to receive distributions from the trust account with respect to their founder shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the founder shares will be worthless if we do not consummate a business combination. Additionally, the warrants, including the private placement warrants held by our sponsor, will expire worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers, including through their interests in our sponsor, may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Certain of our officers and directors have, and any of our officers and directors or their affiliates may in the future have, outside fiduciary and contractual obligations and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our officers and directors have, and any of our officers and directors or their affiliates may in the future have, fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with the consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

We may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Schultze Asset Management. This may result in conflicts of interest as well as dilutive issuances of our securities.

We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with Schultze Asset Management. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Schultze Asset Management considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination

On January 15, 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Our sponsor subsequently transferred 25,000 founder shares to each of our independent directors, 276,000 founder shares to Stifel Venture and an aggregate of 50,000 founder shares to our Strategic Advisors, in each case at the same price originally paid for such shares. Subsequently, our sponsor forfeited an aggregate of 1,437,500 founder shares, resulting in there being 4,312,500 founder shares outstanding. On October 22, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 175,500 and 12,000 founder shares were forfeited by our sponsor and Stifel Venture, respectively, to us at no cost, and 4,125,000 founder shares remain outstanding. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and Stifel Venture purchased an aggregate of 6,575,000 private placement warrants at a price of $1.00 per warrant for an aggregate purchase price of $6,575,000, that will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our anchor investors will acquire founder shares from our sponsor upon consummation of the initial business combination, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

Our anchor investors have an indirect interest in founder shares controlled by our sponsor, which are expected to be distributed to our anchor investors after the completion of an initial business combination. Provided that we successfully complete a business combination, these anchor investors will share in any appreciation of the founder shares and, accordingly, our anchor investors’ interests in the founder shares may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public stockholders.

We may engage the underwriters of our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Such underwriters are entitled to receive deferred commissions that will be released from the trust account only on the completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriters of our initial public offering or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriters or their respective affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Such underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. In addition, Stifel Venture owns a portion of the private placement warrants, which would have no value if we do not consummate an initial business combination. The fact that the underwriters of our initial public offering or their respective affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Since our sponsor initially paid only approximately $0.004 per share for the founder shares, our initial stockholders and our Chairman could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

On January 15, 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Our sponsor subsequently transferred 25,000 founder shares to each of our independent director nominees, 276,000 founder shares to Stifel Venture and an aggregate of 50,000 founder shares to our Strategic Advisors, in each case at the same price originally paid for such shares. Subsequently, our sponsor forfeited an aggregate of 1,437,500 founder shares, resulting in there being 4,312,500 founder shares outstanding. On October 22, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 175,500 and 12,000 founder shares were forfeited by our sponsor and Stifel Venture, respectively, to us at no cost, and 4,125,000 founder shares remain outstanding. Our Chairman has a significant indirect economic interest in our sponsor. As a result of the low acquisition cost of our founder shares, our initial stockholders and our Chairman could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if our sponsor had initially paid the full offering price for the founder shares.

The nominal purchase price paid by our initial stockholders for the founder shares may significantly dilute the implied value of the public shares in the event we consummate an initial business combination, and our initial stockholders are likely to make a substantial profit on their investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our Class A common stock to materially decline.

Our initial stockholders invested an aggregate of $6,600,000 in our company in connection with our initial public offering, comprised of the $25,000 purchase price for the founder shares and the $6,575,000 purchase price for the private placement warrants. The amount held in the trust account was $166,667,249 as of December 31, 2021, implying a value of approximately $10.10 per public share. The value of the public shares may be significantly diluted as a result of the automatic conversion of the founder shares into shares of Class A common stock upon our completion of an initial business combination.

The following table shows the public stockholders’ and our initial stockholders’ investment per share and how these compare to the implied value of one share of Class A common stock upon the completion of our initial business combination. The following table (i) assumes that (a) our valuation is $166,667,249 (which is the amount held in the trust account as of December 31, 2021), (b) no additional interest is earned on the funds held in the trust account, (c) no public shares are redeemed in connection with our initial business combination and (d) all founder shares are held by our initial stockholders upon completion of our initial business combination, and (ii) does not take into account other potential impacts on our valuation at the time of our initial business combination such as (a) the value of the public warrants and private placement warrants, (b) the trading price of our shares of Class A common stock, (c) business combination transaction costs (including payment of $6,600,000 of deferred underwriting commissions), (d) any equity issued or cash paid to the target’s sellers, (e) any equity issued to other third party investors or (f) the target’s business itself, including its assets, liabilities, management and prospects.

Public shares	16,500,000 shares
Founder shares	4,125,000 shares
Total shares	20,625,000 shares
Total funds in trust(1)	$166,667,249
Public stockholders’ investment per public share(2)	$10.00
Initial stockholders’ investment per founder share(3)(4)	$0.006
Implied value per share of Class A common stock upon completion of the initial business combination	$8.08

(1)	Amount held in the trust account as of December 31, 2021.
(2)	While the public stockholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
(3)	Investment per founder share reflects the forfeiture by our initial stockholders of 1,625,000 founder shares in the aggregate prior to our initial public offering and in connection with the partial forfeiture of the underwriters’ over-allotment option.
(4)	Our initial stockholders’ total investment in the equity of our company, inclusive of the founder shares and the $6,575,000 investment in the private placement warrants, is $6,600,000.

Note that redemptions of public shares in connection with our initial business combination would further reduce the implied value of our Class A common stock. For instance, in the example above, if 50% of the public shares were redeemed in connection with our initial business combination, the implied value per share would be approximately $6.73.

While the implied value of our public shares may be diluted, the implied value of $8.08 per share in the example above would represent a significant implied profit for our initial stockholders relative to the initial purchase price of the founder shares. At $8.08 per share, the 4,125,000 founder shares would have an aggregate implied value of $33,330,000. As a result, even if the trading price of our Class A common stock significantly declines (whether because of a substantial amount of redemptions of our public shares or for any other reason), our initial stockholders will stand to make significant profit on their investment in us. In addition, our initial stockholders could potentially recoup their entire investment in us even if the trading price of our Class A common stock were as low as $1.60 per share and even if the private placement warrants are worthless. As a result, our initial stockholders are likely to make a substantial profit on their investment in us even if we select and consummate an initial business combination that causes the trading price of our Class A common stock to decline, while our public stockholders who purchased their units in our initial public offering could lose significant value in their public shares. Our initial stockholders may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our initial stockholders had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust account. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Risks Related to Our Securities

Concentration of ownership among our sponsor and the anchor investors may prevent other investors from influencing significant corporate decisions or adversely affect the trading price of our securities.

Our anchor investors purchased an aggregate of 14,857,500 units in our initial public offering, or approximately 90% of the aggregate 16,500,000 units sold. There can be no assurance as to the amount of units the anchor investors will retain, if any, prior to or upon the consummation of our initial business combination. So long as the anchor investors hold a substantial portion of the public shares included in the units purchased, our sponsor and the anchor investors would collectively have substantial control over us and be able to exercise significant influence over all matters requiring stockholder approval (although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among any such persons). For example, in the event that the anchor investors continue to hold such public shares included in the units and vote such shares in favor of our initial business combination (although they are not contractually obligated to, their interest in our founder shares may provide an incentive for them to do so), we would not need any additional public shares sold in our initial public offering to be voted in favor of our initial business combination to have our initial business combination approved. This potential concentration of influence could be disadvantageous to other stockholders with interests different from those of our sponsor and the anchor investors. In addition, this potential significant concentration of share ownership may adversely affect the trading price of our securities because investors often perceive disadvantages in owning shares in companies with principal stockholders and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.

If the anchor investors continue to hold a substantial portion of the units sold in our initial public offering, the available public float for our securities may be limited, which could affect the trading volume, liquidity and volatility of our securities, and could result in our inability to satisfy Nasdaq continued listing requirements.

Our anchor investors purchased an aggregate of 14,857,500 units in our initial public offering, or approximately 90% of the aggregate 16,500,000 units sold. There can be no assurance as to the amount of units the anchor investors will retain, if any, prior to or upon the consummation of our initial business combination. So long as the anchor investors continue to hold a substantial portion of the units sold in our initial public offering, the available public float for our securities may be limited. Any such limitation in our available public float may consequently reduce the trading volume and liquidity, and increase the volatility, of our securities relative to what they would have been had such units been purchased by other public investors. Further, the anchor investors are not required to hold any units, public shares or warrants, whether purchased in our initial public offering or thereafter, for any amount of time. Accordingly, the anchor investors may sell any, or up to all, of the units, public shares or public warrants they purchased in our initial public offering or thereafter at any time. The sale of material amounts of our units, public shares or warrants, or the perception that such sales may occur, could reduce the market prices of those securities and may encourage short sales. In addition, in order to continue to satisfy Nasdaq’s continued listing requirements, among other requirements, we must have a minimum of 400 round lot holders of our securities. To the extent our public float is limited due to the anchor investors’ holdings, we may be more likely than other companies to fall below the required public holder threshold in the future, which could ultimately result in Nasdaq delisting our securities from trading on its exchange.

If we are unable to consummate a business combination, our public stockholders may be forced to wait beyond April 13, 2023 before receiving distributions from the trust account.

We have until April 13, 2023 to complete a business combination. We have no obligation to return funds to investors prior to such date unless (i) we consummate a business combination prior thereto or (ii) we seek to amend our amended and restated certificate of incorporation prior to consummation of a business combination, and only then in cases where investors have properly sought to redeem or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would not be consummated and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would not be consummated is increased. This risk may be increasingly prevalent given recent high levels of redemptions among other SPACs completing their initial business combinations. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we will continue in existence only until April 13, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the coronavirus (COVID-19) pandemic persists both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The recent invasion of Ukraine by Russia and resulting sanctions may also have similar effects, and the impact of such effects on us will depend on future developments that cannot be predicted with any degree of certainty. Additionally, the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account not previously released to us (net of taxes payable and $150,000 for any dissolution or liquidation related expenses, as applicable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.10” and other risk factors.

Our outstanding warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 8,250,000 shares of Class A common stock as part of the units sold in our initial public offering and private placement warrants to purchase 6,575,000 shares of Class A common stock. We may also issue other warrants to our sponsor, officers or directors in payment of working capital loans made to us as described elsewhere in this report and in our final prospectus. To the extent we issue shares of Class A common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of Class A common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his, her or its warrant (including any warrants held by our sponsor, officers or directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq, a national securities exchange. We cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of Class A common stock are “penny stock” which will require brokers trading in our shares of Class A common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of Class A common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are currently listed on Nasdaq, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.10.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our sponsor has agreed (subject to certain exceptions described elsewhere in this report and in our final prospectus) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, it may not be able to meet such obligation. Therefore, the per-share distribution from the trust account may be less than $10.10, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.10 per share. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes payable (less, in the case we do not complete our initial business combination, up to $150,000 of interest for any dissolution or liquidation related expenses, as applicable). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until April 13, 2023. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account not previously released to us (net of taxes payable and $150,000 for any dissolution or liquidation related expenses, as applicable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our directors may decide not to enforce our sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.10 per public share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemptions rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If we do not file and maintain a current and effective prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of Class A common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his, her or its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the Class A common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

A warrant holder will only be able to exercise a warrant if the shares of Class A common stock issuable upon such exercise have been registered or qualified or are deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of Class A common stock unless the shares of Class A common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of Class A common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold and may be subject to redemption.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder (i) to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in our final prospectus, or to cure, correct or supplement any defective provision or (ii) to add or change any other provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may issue additional shares of Class A common stock or preferred stock or debt securities to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the equity interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 17, 2022, there were 168,675,000 and 15,875,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock. As of March 17, 2022, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein and in our final prospectus, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our sponsor, initial stockholders, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 13, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of Class A common stock or shares of preferred stock:

●	may significantly dilute the equity interest of our current security holders;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand; and

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share redemption amount in the trust account.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it provides that affiliates of our sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel; provided that the exclusive forum provision will not apply to any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law but will not apply to suits brought to enforce any duty or liability created by the Exchange Act, the Securities Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act, the Securities Act or any other claim for which the federal courts have exclusive jurisdiction.

General Risks

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the aggregate worldwide market value of our Class A common stock held by non-affiliates equals or exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A common stock held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the aggregate worldwide market value of our Class A common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements and other disclosures with other public companies difficult or impossible.

Our security holders are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the private placements of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the private placements and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, our security holders are not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a business combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units were immediately tradable upon completion of our initial public offering and we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Compliance with the Sarbanes-Oxley Act will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or attacks. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently maintain our principal executive offices at 800 Westchester Avenue, Suite S-632, Rye Brook, New York 10573. The cost for this space is included in the up to $25,000 per-month aggregate fee our sponsor began charging us for general and administrative services, including office space, utilities and administrative support, commencing on October 7, 2021 pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services in the Rye Brook, New York area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our equity securities trade on the Nasdaq Global Market. Our units began trading on October 8, 2021 on Nasdaq under the symbol “SAMAU.” Each unit consists of one share of Class A common stock and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Commencing on November 29, 2021, the Class A common stock and warrants comprising the units began separate trading on Nasdaq under the symbols “SAMA” and “SAMAW,” respectively. Those units not separated continue to trade on Nasdaq under the symbol “SAMAU.”

Holders of Record

On March 17, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, eleven holders of record of our Class B common stock and three holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On January 15, 2021, we issued an aggregate of 5,750,000 founder shares to our sponsor for an aggregate price of $25,000, or approximately $0.004 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor subsequently transferred 25,000 founder shares to each of our independent directors, 276,000 founder shares to Stifel Venture and an aggregate of 50,000 founder shares to our Strategic Advisors, in each case at the same price originally paid for such shares. No underwriting discounts or commissions were paid with respect to such issuances. On each of July 27, 2021 and September 20, 2021, our sponsor forfeited 718,750 founder shares, resulting in there being 4,312,500 founder shares issued and outstanding. On October 22, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 175,500 and 12,000 founder shares were forfeited by our sponsor and Stifel Venture, respectively, to us at no cost, and 4,125,000 founder shares remain outstanding. The founder shares will automatically convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

Simultaneously with the consummation of our initial public offering, we consummated the private placement of an aggregate of 6,200,000 private placement warrants to our sponsor and Stifel Venture at a price of $1.00 per private placement warrant, generating total gross proceeds of $6,200,000. Simultaneously with the closing of the partial exercise of the underwriters’ over-allotment option, we consummated the private placement of an aggregate of 375,000 additional private placement warrants to such purchasers at $1.00 per additional private placement warrant, generating total gross proceeds of $375,000. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the private placements.

The private placement warrants are identical to the warrants underlying the units, except that the private placement warrants held by Stifel Venture will not be exercisable more than five years from the commencement of sales of our initial public offering in accordance with FINRA Rule 5110(g)(8)(A). In addition, the private placement warrants (and the shares of Class A common stock underlying the private placement warrants) will be subject to transfer restrictions until 30 days after the completion of our initial business combination, subject to certain limited exceptions, and the holders thereof are entitled to certain registration rights.

Use of Proceeds from our Initial Public Offering

On October 13, 2021, we consummated our initial public offering of 15,000,000 units at $10.00 per unit, generating total gross proceeds of $150,000,000. Each unit consisted of one share of Class A common stock and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of October 13, 2022 and 30 days after the consummation of our initial business combination, and will expire five years after the consummation of our initial business combination, or earlier upon redemption or liquidation.

On October 19, 2021, the underwriters of our initial public offering notified us of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As such, on October 22, 2021, the underwriters purchased 1,500,000 additional units at $10.00 per additional unit upon the closing of the partial exercise of the over-allotment option, generating total gross proceeds of $15,000,000.

Stifel and Mizuho served as joint book-running managers for our initial public offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-254018). The SEC declared the registration statement effective on October 7, 2021.

Of the aggregate 16,500,000 units sold in our initial public offering, 14,857,500 units were purchased by our anchor investors. In connection with the closing of our initial public offering, each anchor investor acquired from our sponsor an indirect economic interest in certain founder shares (937,500 founder shares in the aggregate) at a purchase price of $0.10 per share. Our sponsor has agreed to distribute such founder shares to the anchor investors pro rata based on their indirect ownership interest in such founder shares after the completion of our initial business combination.

We incurred $15,892,398 of transaction costs, consisting of $2,475,000 in underwriting fees, $6,600,000 in deferred underwriting fees, $541,773 of other offering costs and expenses related to our initial public offering, and $6,275,625 for the fair value of the founder shares attributable to the anchor investors.

After deducting the underwriting fees (excluding the deferred portion of $6,600,000, which amount will be payable upon consummation of our initial business combination, if consummated) and the offering expenses, the total net proceeds from our initial public offering, including the partial exercise of the over-allotment option, and the private placements was $168,558,227, of which $166,650,000 was placed in the trust account. We repaid our sponsor $85,000 in satisfaction of outstanding loans at the closing of our initial public offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this report.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 15, 2020 for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as our initial business combination. We intend to effectuate our initial business combination using cash derived from the proceeds of our initial public offering, including the partial exercise of the underwriters’ over-allotment option, and the private placements of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below, and, subsequent to our initial public offering, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2021, we had a net loss of $682,065, which consists of formation and operating costs of $556,006, stock-based compensation expense of $143,327, offset by interest on marketable securities held in the trust account of $14,751, an unrealized gain on marketable securities held in the trust account of $2,498 and interest income earned on our bank account of $19.

Liquidity and Capital Resources

Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of founder shares by our sponsor and loans from our sponsor.

On October 13, 2021, we consummated our initial public offering of 15,000,000 units, at $10.00 per unit, generating total gross proceeds of $150,000,000. Simultaneously with the consummation of our initial public offering, we consummated the private placement of an aggregate of 6,200,000 private placement warrants to our sponsor and Stifel Venture at a price of $1.00 per private placement warrant, generating total gross proceeds of $6,200,000

On October 19, 2021, the underwriters of our initial public offering notified us of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As such, on October 22, 2021, the underwriters purchased 1,500,000 additional units at $10.00 per additional unit upon the closing of the partial exercise of the over-allotment option, generating total gross proceeds of $15,000,000. Simultaneously with the closing of the partial exercise of the over-allotment option, we consummated the private placement of an aggregate of 375,000 additional private placement warrants to our sponsor and Stifel Venture at $1.00 per additional private placement warrant, generating total gross proceeds of $375,000.

Of the aggregate 16,500,000 units sold in our initial public offering, 14,857,500 units were purchased by our anchor investors. In connection with the closing of our initial public offering, each anchor investor acquired from our sponsor an indirect economic interest in certain founder shares (937,500 founder shares in the aggregate) at a purchase price of $0.10 per share. Our sponsor has agreed to distribute such founder shares to the anchor investors pro rata based on their indirect ownership interest in such founder shares after the completion of our initial business combination.

Following our initial public offering, including the partial exercise of the over-allotment option, and the private placements, a total of $166,650,000 was placed in the trust account. We incurred $15,892,398 in initial public offering related costs, consisting of $2,475,000 of underwriting fees, $6,600,000 of deferred underwriting fees, $541,773 of other offering costs, and $6,275,625 for the fair value of the founder shares attributable to the anchor investors.

For the year ended December 31, 2021, cash used in operating activities was $826,598. Net loss of $682,065 was affected by stock-based compensation expense of $143,327, interest earned on marketable securities held in the trust account of $14,751 and an unrealized gain on marketable securities held in the trust account of $2,498. Changes in operating assets and liabilities used $270,611 of cash for operating activities.

As of December 31, 2021, we had cash and marketable securities held in the trust account of $166,667,249 (including approximately $17,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the trust account.

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

As of December 31, 2021, we had cash of $1,106,629 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our sponsor or our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, such loaned amounts would be forgiven. Up to $1,500,000 of such working capital loans may be convertible into warrants of the post-combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $25,000 for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on October 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

The underwriters of our initial public offering are entitled to a deferred fee of $0.40 per unit sold in our initial public offering, or $6,600,000 in the aggregate. Subject to the terms of the underwriting agreement, the deferred fee (i) will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination and (ii) will be waived by the underwriters in the event that we do not complete our initial business combination.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

Share-Based Payment Arrangements

We measure and recognize compensation expense for all share-based payments on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the statement of operations upon vesting, once the applicable performance conditions are met, with an offsetting increase to additional paid-in capital. Forfeitures are recognized as they occur.

Net Loss per Common Share

Net loss per common share of common stock is computed by dividing net loss by the weighted average number of common shares issued and outstanding during the period. Subsequent measurement of the redeemable shares of Class A common stock is excluded from loss per ordinary share as the redemption value approximates fair value. We calculate our earnings per share to allocate net loss pro rata to shares of Class A and Class B common stock. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the loss of our company.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and notes thereto begin on page F-1 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
George J. Schultze	52	Chairman, President and Chief Executive Officer
Gary M. Julien	52	Executive Vice President and Director
Jeffrey M. Glick	60	Chief Financial Officer
Scarlett Du	54	Secretary
William G. LaPerch	66	Director
William T. Allen	65	Director
John J. Walker	69	Director

George J. Schultze

George J. Schultze, J.D., has been our Chairman, President and CEO since our founding on December 15, 2020. Mr. Schultze is also the Managing Member, Chairman of Investment Committee and Chairman of Strategy Committee and Founder at Schultze Asset Management, LP. Mr. Schultze also served as Chairman, CEO and President of Schultze I, from June 2018 until its business combination with Clever Leaves in December 2020. Mr. Schultze is known as a foremost authority within the distressed and special situations industry with nearly 25 years of related experience. Mr. Schultze is often interviewed and quoted in the media, including CNBC and Bloomberg, and has published numerous articles in Forbes on special situations investing and high-profile reorganizations as a contributing writer since 2013. He is also a frequent speaker at industry conferences and graduate business schools. Mr. Schultze is the author of The Art of Vulture Investing: Adventures in Distressed Securities Management (Wiley Finance, 2012). He has previously served as board director or liquidation trust or creditor committee member at American Plumbing & Mechanical, Armstrong World Industries, Atkins Nutritional, Breed Technologies, Chrysler, General Chemical Group, Home Products International, Horizon Natural Resources, Interstate Bakeries, Le Nature’s, M. Fabrikant & Sons, Power Plumbing, Resurrection Foundation, The Hedge Fund Association, Tropicana Entertainment, Tweeter Home Entertainment, Twinlab, Ultra Petroleum, United Airlines, US Timberlands, Washington Group International, and Werner Co. Mr. Schultze has served on the Litigation Trust Subcommittee for Tropicana Entertainment since July 2009. Prior to founding Schultze Asset Management in 1998, Mr. Schultze focused on distressed and special situations investing at MD Sass. Before that, he was employed at Fiduciary Partners (a fund of funds), the Law Firm of Mayer Brown & Platt and at Merrill Lynch. Mr. Schultze has served as a member of the board of directors of Clever Leaves since February 2022. Mr. Schultze earned an M.B.A. from Columbia Business School and a J.D. from Columbia Law School. He also received a B.A., with a joint major in Economics and Political Science and the Henry Rutgers Scholar distinction, from Rutgers, The State University of New Jersey.

Gary M. Julien

Gary M. Julien has been our Executive Vice President since January 2021 and has served as one of our directors since October 2021. Mr. Julien is also a Managing Director, Acquisitions at Schultze Asset Management. Mr. Julien served as Executive Vice President of Schultze I from September 2018, and also as a director from December 2018, until its business combination with Clever Leaves in December 2020. Mr. Julien has over 20 years of M&A, SPAC and public and private equity investment experience across a variety of industries. Mr. Julien previously led and supported M&A initiatives on behalf of entities controlled by Mario J. Gabelli, Chairman, and CEO of GAMCO Investors, Inc., including as Executive Vice President, Corporate Development for PMV Acquisition Corp., LICT Corporation and CIBL, Inc. From November 2009 through 2014, Mr. Julien was Senior Vice President at Bronson Point Management, an investment management firm, where he originated, oversaw and analyzed public market investments helping to the firm grow from approximately $70 million in asset under management at launch in 2010 to $1.9 billion in 2014. From 2007 through 2009, Mr. Julien led and supported M&A and corporate finance initiatives for the private investment firm Kanders & Company, Inc. and its affiliates including as Vice President, Corporate Development of Kanders & Company, Clarus Corp. and Highlands Acquisition Corp. From 2003 through 2006, Mr. Julien was Vice President, Corporate Development for Armor Holdings, Inc., an aerospace and defense company and portfolio company of Kanders & Company, where he oversaw mergers, acquisitions and divestitures for the company, executing 15 transactions during this period and investing approximately $1.2 billion. During this period of time, Armor Holdings’ revenue grew from $305 million to $2.4 billion prior to its sale to BAE Systems plc in July 2007 for $4.5 billion. Mr. Julien previously worked at Global Crossing Ltd. where he led and supported several M&A, joint ventures and minority investments. Mr. Julien has served as a member of the board of directors of Clever Leaves since December 2020. Mr. Julien received an M.B.A. with honors in Finance from Columbia Business School and a B.S. from the Newhouse School of Communications at Syracuse University.

Jeffrey M. Glick

Jeffrey M. Glick has been our Chief Financial Officer since January 2021 and served as Chief Financial Officer of Schultze Asset Management from May 2016 to March 2022 where he was responsible for all aspects of the firm’s financial reporting, treasury, accounting and tax matters. Mr. Glick served as Chief Financial Officer of Schultze I from September 2018 until its business combination with Clever Leaves in December 2020. Currently, Mr. Glick serves as CFO of Sun Energy 1, LLC, a fully integrated utility grade solar development company. In 2011, Mr. Glick founded, and continues to operate, START U UP, LLC, a consulting firm that specializes in providing outsourced CFO and compliance services to the alternative asset management industry. Mr. Glick was previously Chief Financial Officer for Sagard Capital, a hybrid private equity and alternative asset manager, from 2008 through 2011, where he also served on the investment committee and as the Chief Compliance Officer. From 1991 through 2008, he was Chief Financial Officer of Almaz USA, a precious metals trading and marketing firm and also served as a Director of Almaz’s off-shore subsidiary. Mr. Glick previously served as Manager of Mergers and Acquisitions at Phibro Energy, a division of Salomon Brothers, and was an internal auditor in the Real Estate division at Merrill Lynch. Mr. Glick is a graduate of Binghamton University with a B.S. in Accounting.

Scarlett Du

Scarlett Du has been our Secretary since January 2021 and has served as the General Counsel and Chief Compliance Officer of Schultze Asset Management since November 2011 where she is responsible for providing advice and guidance on a range of legal, regulatory and compliance matters. Ms. Du served as Secretary of Schultze I from September 2018 until its business combination with Clever Leaves in December 2020. Prior to joining Schultze Asset Management, Ms. Du worked as an in-house attorney for the Reserve Fund, a money market mutual fund that managed $120.0 billion in assets under management, from January 2008 to January 2010, and in the New York office at Ropes & Gray, a law firm, from September 2005 to January 2008. Before starting her private legal practice, Ms. Du clerked for a federal district judge, the Honorable Gordon Quist, in the Western District of Michigan. Before switching to law, Ms. Du worked in the accounting and audit field for nine years, including with Deloitte & Touche. Scarlett earned a B.A. and M.A. in Economics from City College, CUNY and a J.D. from Northwestern University Pritzker School of Law.

William G. LaPerch

William G. LaPerch has served as one of our directors since October 2021. Mr. LaPerch has served as President of LaPerch Consulting, LLC (a provider of consulting services to private equity firms) since September 2012. Mr. LaPerch served as a director of Schultze I from December 2018 until its business combination with Clever Leaves in December 2020. From July 2016 to December 2019, Mr. LaPerch served as Executive Chairman of Hylan Inc., a provider of specialty contracting services in the New York City region for telecommunications providers and municipal organizations. From 2004 to 2012, Mr. LaPerch served as the President and Chief Executive Officer and a member of the board of directors of AboveNet, Inc., then a publicly-traded provider of bandwidth infrastructure services, prior to which he served as Senior Vice President Operations. At AboveNet he was responsible for guiding the company out of Chapter 11 (AboveNet emerged from protection under Chapter 11 of the U.S. Bankruptcy Code effective September 2003) and establishing the company as a profitable and recognized leader in providing optical connectivity solutions for Fortune 1000 companies. In March 2012, AboveNet was acquired by Zayo Group Holdings for $2.2 billion. Before joining AboveNet, Mr. LaPerch served as Senior Vice President of Network Services at MCI and he also held executive positions at NYNEX. Mr. LaPerch has served on the boards of Digital Realty Trust (NYSE: DLR) since March 2013 and Windstream (formerly NASDAQ: WIN) since September 2014 and was on the board of Imation, Inc. (NYSE: IMN) from November 2012 to August 2015. Mr. LaPerch also serves as a board member and advisor to several privately held companies including First Light Fiber, South Reach Networks and Hylan Inc. Mr. LaPerch is a graduate of the United States Military Academy at West Point and received his M.B.A. from Columbia Business School.

William T. Allen

William T. Allen has served as one of our directors since October 2021. Mr. Allen has extensive 30-year background managing businesses and providing leadership to manufacturing operations requiring operational turnarounds, notably as CEO. Amongst industries Mr. Allen has worked in have included nuclear power, oil/petrochemical, automotive, industrial equipment, steel fabrication and plastic injection molding. Mr. Allen served as a director of Schultze I from December 2018 until its business combination with Clever Leaves in December 2020. Mr. Allen was, until December 2017, CEO of Werner Co., Inc., a leading manufacturer of industrial climbing products, from August 2007, and President and Chairman of the Board since March 2009, through its sale to Triton Funds in July 2017. Mr. Allen serves as a member of the board of directors of AQuity Solutions (formerly Mmodal Inc.), a leading provider of clinical documentation technology solutions to the healthcare market, Savers, a privately held thrift store chain offering vintage and second-hand shopping, and is Chairman of Envocore, which provides state-of-the-art energy efficient solutions that provide measurable waste reduction. Until recently, Mr. Allen also served as a board member of Rockport, a leading provider of men’s and women’s footwear, which filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court for the District of Delaware and is in the process of being sold to through Section 363 of the Bankruptcy Code. He has also held board positions at USI, Arclin, Constar, Ames Taping Tools, Oriental Trading, Hines Nurseries, Running Aces Harness Park, WrightLine (former CEO), APW (former CEO), Chart Industries (former CEO) and Millennium Rail, many of which were on behalf of leading alternative investment firms including Ares Management, Black Diamond Capital Management, Oaktree Capital and Crescent Capital Group. In 2012, Mr. Allen received the Pittsburgh Business Times’ Diamond Award as CEO of the Year in the ‘Large for Profit’ category.

John J. Walker, C.P.A., C.G.M.A.

John J. Walker has served as one of our directors since October 2021. Mr. Walker is a Certified Public Accountant and a Chartered Global Management Accountant. Mr. Walker has 37 years of financial and executive management experience including 21 years as a Chief Financial Officer with both public and private companies. Since 2011, Mr. Walker has been a Director of The Descartes Systems Group, Inc. (NASDAQ: DSGX, TSX: DSG), a logistics technology company and serves as Chair of the Audit Committee and a member of the Corporate Governance Committee. Mr. Walker served as a director of Schultze I from December 2018 until its business combination with Clever Leaves in December 2020. From 2006 through 2010, he served as Chief Financial Officer, and Senior Vice President of Bowne & Company, a New York Stock Exchange- listed provider of documentation services largely to the financial services industry, during which he led and supervised a significant financial restructuring of the company leading to a sale of the company to R.R. Donnelley in 2010 for $481 million. Prior to Bowne & Company, from 1988 to 2006, Mr. Walker was an executive with Loews Cineplex Entertainment Corporation, then the 4th largest motion picture operator in the world, including sixteen years as Chief Financial Officer. In January 2006, the company was acquired by AMC Entertainment for $1.5 billion creating the second largest theater operator in the world. Prior thereto, Mr. Walker served for six years as Controller and Principal Accounting Officer of Corporate Property Investors, then one of the largest real estate investment trusts in the United States. Mr. Walker also served for six years as Treasurer and Assistant Corporate Controller of Princess Hotels International a company involved in the ownership and operation of luxury resort hotels, real estate and timesharing developments. He is a Member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Walker started his professional career with then Price Waterhouse & Co. He received his B.S. in Accounting from the University of Scranton in 1974.

Additional Team Members

In addition to our management, our team includes certain other Schultze Asset Management employees and advisors. None of these individuals have any contractual obligation to us or are otherwise required to commit any specified amount of time to our affairs; however, we expect that certain of these individuals will on average dedicate a significant amount of their professional time on our affairs. We are also supported by our Strategic Advisors noted below.

Our Strategic Advisors

In addition to our management team, we are supported by our Strategic Advisors. We currently expect our Strategic Advisors to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights and due diligence support when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the business or businesses that we acquire, which can include board seats, management positions or continued advisory capacities following the execution of a business combination. However, our Strategic Advisors are not officers of our company and have no written advisory agreements with us. Moreover, as our Strategic Advisors are not directors, they do not owe any fiduciary obligations to us nor do they perform board or committee functions or have any voting or decision-making capacity on our behalf. They also are not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our directors are subject. Accordingly, if our Strategic Advisors become aware of a business combination opportunity which is suitable for any of the entities to which they have fiduciary or contractual obligations, they will honor their fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. While certain of our Strategic Advisors have purchased founder shares from our sponsor, none of our Strategic Advisors have any employment, consulting fee or other similar compensation arrangements with us.

David M. Brantner, Strategic Advisor — Aerospace & Defense

Mr. David M. Brantner is a Senior Executive with 30 years of experience in Aerospace. Over 20 years of his career was with United Technologies, Pratt & Whitney where he led many groups including Strategic Sourcing, Group Strategy, Mergers and Acquisitions, and ultimately became President of the $7B Commercial Engines Division. Under his tenure, Pratt & Whitney Commercial Engines completed certification and entry into service of the PW1000G Geared Turbofan series which represents significant improvements in fuel burn, noise and emissions for the commercial aircraft industry. While leading the M&A function, the group completed over 30 transactions in 17 different countries. He served in the chief customer role for UTC Aerospace Systems (now Collins Aerospace), representing the $15B division to major OEM aircraft manufacturers. Mr. Brantner was also President of GKN Aerospace, a large structures and systems provider in the UK with 53 manufacturing locations globally. More recently, he led the strategic re-alignment of Bombardier’s Commercial Aircraft division as a consultant to the CEO. He is currently a Board Member of Nordam, the advanced aerospace component manufacturing and repair company. Mr. Brantner holds a Master’s Degree in Management from Purdue University, an MBA from ESC Rouen in France, and a Bachelor’s Degree in Business Administration from Northeastern University.

Rajiv Datta, Strategic Advisor — Communications Infrastructure

Mr. Rajiv Datta has over 25 years’ experience in the telecommunications industry focused on the global fibre-based networking, cloud & datacentre ecosystem. He was, until recently, Chief Operating Officer at Colt Technology Services where he was responsible for all day-to-day operations, product & technology evolution as well as strategy formulation and execution for the company. Prior to Colt, Mr. Datta held various senior executive roles, most notably including 14 years at AboveNet Communications where as Chief Operating Officer he was responsible for all key functions of the company through a significant transformation. Mr. Datta was instrumental in the restructuring of AboveNet out of bankruptcy and its significant growth leading up to its successful $2.2 billion sale to Zayo in 2012. Mr. Datta holds a B.S. and M.S. in Engineering from Rutgers University and is a member of Tau Beta Pi, the National Engineering Honors Society.

Christopher B. Harned, Strategic Advisor — Consumer

Mr. Christopher B. Harned was until recently a Partner at Arbor Private Investment Company, having joined Arbor in 2016. He previously served as Managing Director of M&A at Nomura Securities International since 2014, where he was Head of its Consumer Americas business. Previously, he served as a Managing Director of M&A at Robert W. Baird & Co. Incorporated. Mr. Harned joined the firm in December 2011 and focused on strategic advisory services, including mergers and acquisitions and equity, in the consumer sector. Beginning in 2001, he served as the Managing Director, Partner and Head of the Consumer Products Group at The Cypress Group, where he was responsible for investments and where he built the Consumer Products investment strategy. He was with Lehman Brothers in the U.S. and Europe from 1985 through 2001, ultimately serving as Head of Global Consumer M&A. Mr. Harned is a Director of Quad/Graphics, Inc., Lakeview Farms, Inc. and Southeastern Meats, Inc. He served as a Director of Freshpet, Inc. from October 2006 to December 2018. He served as a Non-Executive Director of Danka Business Systems PLC from March 2002 to February 2009. Mr. Harned was a Board Member of bswift, LLC, Brand Connections, Meow Mix, North American Midway Entertainment, Philadelphia Media Group and Stone Canyon Entertainment. He has several decades of experience in Consumer Products private equity and investment banking. Mr. Harned holds a B.A. in History from Williams College.

John M. Payne, Strategic Advisor — Technology

Mr. John M. Payne has been the Managing Director of Concentrate, LLC, a consulting and turnaround company, since 2002 where he served as Executive Chairman, interim CEO, turnaround management and a member of the board of directors for multiple private companies in internet software and cybersecurity, resulting in sales to large public and private technology companies. He also serves as Executive Chairman of GIGXR, Inc., an early stage extended reality medical training business serving medical and nursing schools, hospitals, higher education and the U.S. Department of Defense and Chairman of Croquet, which enables developers to quickly and easily create a vast range of multi-user collaboration apps for web and mobile. Mr. Payne has significant public company executive experience as the former CEO of two public Internet software companies, Stamps.com (STMP), where he also served as Chairman, and Day Software (SW: DAYN). While at Stamps, he led the development of its operating business and its $65 million IPO and a $365 million secondary offering co-managed by Goldman Sachs and Salomon Smith Barney. He has extensive experience in assisting strategic redirection to build, turnaround or consolidate enterprise and consumer Internet software and SaaS companies, where he has over 20 years of experience assisting Venture Capital and Private Equity investors when assets are troubled or underperforming. He served as Chairman and CEO of SimpleAir, Inc., a technology licensing company, from 2004 to 2020. Mr. Payne is an Inventor who has been awarded more than 20 patents by the USPTO covering Internet, cybersecurity and digital mail plus wireless technologies which are widely licensed across the smartphone industry. Mr. Payne holds a B.A. in Economics from University of California, Irvine.

Cara Moreno, Strategic Advisor — Media & Entertainment

Ms. Cara Moreno is the Managing Director of MediaTech Advisors, an advisory group providing fundraising, business planning and general strategic advisory work across the media and technology sectors, with a particular focus on early stage companies and Entertainment. From 2018 to 2020, Ms. Moreno was the Chief Operating Officer of Fitz Frames, a Los Angeles-based technology start-up that makes custom 3D-printed eyewear for children. For the five years prior to that, Ms. Moreno served as the Senior Vice President of Business Development and Strategic Planning for Paramount Pictures where she was responsible for evaluating and executing strategic business initiatives for the company, as well as managing the greenlight process. She started her career at Paramount as the Vice President of New Media where she launched the company’s first direct-to-consumer web-based initiative, ParamountMovies.com. From 2006 to 2009, Ms. Moreno worked at Google in Sales Operations and Strategy, as well as Finance covering the Asia Pacific and Latin American regions. Prior to that, she was a Consultant for the Boston Consulting Group based in London. Ms. Moreno spent two years as an Associate for the private equity firm Saunders, Karp & Megrue (now APAX Partners), and she started her career as an Investment Banking Analyst at NY-based M&A boutique Gleacher Partners. She currently serves on the Board of Advisors for Jhpiego, a non-profit affiliate of Johns Hopkins University providing reproductive care to 40+ countries in the developing world. Ms. Moreno holds a B.S.B.A. in Finance and Accounting from Boston University’s School of Management and an M.B.A. from Columbia Business School.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. LaPerch and Allen, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Schultze, Julien and Walker, will expire at the second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are elected by our board of directors and serve at the discretion of our board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and such other officers (including, without limitation, Vice Presidents and Assistant Secretaries) as may be determined by our board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Each of our audit committee, our nominating committee and our compensation committee is composed solely of independent directors.

Audit Committee

Our audit committee consists of Messrs. Walker (chair), LaPerch and Allen, each of whom is an independent director under Nasdaq’s listing standards and applicable SEC rules. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Walker qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Nominating Committee

Our nominating committee consists of Messrs. Allen (chair), LaPerch and Walker, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

Our compensation committee consists of Messrs. LaPerch (chair), Allen and Walker, each of whom is an independent director under Nasdaq’s listing standards and applicable SEC rules. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to all of our executive officers, directors and employees (if any). The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. We have filed a copy of our Code of Ethics, Audit Committee Charter, Nominating Committee Charter and Compensation Committee Charter as exhibits to our registration statement on Form S-1 (File No. 333-254018), which exhibits are incorporated by reference as exhibits to this report. You may review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request to us in writing at 800 Westchester Avenue, Suite S-632, Rye Brook, NY 10573 or by telephone at (914) 701-5260. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a current report on Form 8-K.

Item 11. Executive Compensation.

No executive officer has received any cash compensation for services rendered to us. Commencing on October 7, 2021 through the earlier of our consummation of our initial business combination or our liquidation, we are obligated to pay our sponsor an aggregate fee of up to $25,000 per month for general and administrative services, including office space, utilities and administrative support. However, this arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary.

Other than the administrative fee of up to $25,000 per month and the repayment of any loans made by our sponsor to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2022, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of our warrants, including the private placement warrants, as such securities are not exercisable within 60 days of the date of this report.

We have based our calculation of the percentage of beneficial ownership on 20,625,000 shares of common stock outstanding on March 17, 2022, consisting of 16,500,000 shares of Class A common stock and 4,125,000 shares of Class B common stock.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Schultze Special Purpose Acquisition Sponsor II, LLC(2)(3)	—	—	3,736,000	90.6%	18.1%
George J. Schultze(2)(3)	—	—	3,736,000	90.6%	18.1%
Gary M. Julien	—	—	—	—	—
Jeffrey M. Glick	—	—	—	—	—
Scarlett Du	—	—	—	—	—
William G. LaPerch(2)	—	—	25,000	*	*
William T. Allen(2)	—	—	25,000	*	*
John J. Walker(2)	—	—	25,000	*	*
All directors and executive officers as a group (7 individuals)	—	—	3,811,000	92.4%	18.5%
D. E. Shaw Valence Portfolios, L.L.C.(4)	1,485,000	9.0%	—	—	7.2%
Magnetar Financial LLC(5)	1,485,000	9.0%	—	—	7.2%
RiverNorth Capital Management, LLC(6)	1,485,000	9.0%	—	—	7.2%
Polar Asset Management Partners Inc.(7)	1,408,700	8.5%	—	—	6.8%
Atalaya Capital Management LP(8)	1,206,859	7.3%	—	—	5.9%
Radcliffe Capital Management, L.P.(9)	983,432	6.0%	—	—	4.8%
Periscope Capital Inc.(10)	903,100	5.5%	—	—	4.4%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 800 Westchester Avenue, Suite S-632, Rye Brook, New York 10573.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	Represents shares held by our sponsor directly and indirectly through its subsidiary, SAMA Sponsor II Subsidiary, LLC (the “Sponsor Subsidiary”), as managing member of the Sponsor Subsidiary. Schultze Asset Management is the manager of our sponsor, and Schultze Master Fund, Ltd is the majority owner of our sponsor. Each of Schultze Asset Management and Schultze Master Fund, Ltd is controlled by George J. Schultze. Accordingly, Mr. Schultze may be deemed to beneficially own all of the reported shares. Mr. Schultze disclaims beneficial ownership of any securities held by our sponsor or the Sponsor Subsidiary except to the extent of his pecuniary interest therein. Our sponsor also disclaims beneficial ownership of the securities held by the Sponsor Subsidiary except to the extent of its pecuniary interest therein.

(4)	According to a Schedule 13G filed with the SEC on October 25, 2021, on behalf of D. E. Shaw Valence Portfolios, L.L.C., D. E. Shaw & Co., L.L.C., D. E. Shaw & Co., L.P. and David E. Shaw. The reported shares are held directly by D. E. Shaw Valence Portfolios, L.L.C. By virtue of Mr. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C., and by virtue of Mr. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C., Mr. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the reported shares and, therefore, Mr. Shaw may be deemed to be the beneficial owner of such shares. Mr. Shaw disclaims beneficial ownership of such shares. The business address of this stockholder is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(5)	According to a Schedule 13G filed with the SEC on January 21, 2022, on behalf of Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (“Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”) and Alec N. Litowitz. The reported shares are held for certain funds (collectively, the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz. The business address of this stockholder is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(6)	According to a Schedule 13G filed with the SEC on February 15, 2022, on behalf of RiverNorth Capital Management, LLC. The business address of this stockholder is 325 N. LaSalle Street, Ste. 645, Chicago, Illinois 60654.

(7)	According to a Schedule 13G filed with the SEC on February 11, 2022, on behalf of Polar Asset Management Partners Inc. (“Polar”). Polar serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the reported shares directly held by PMSMF. The business address of this stockholder is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(8)	According to a Schedule 13G/A filed with the SEC on December 14, 2021, on behalf of Atalaya Special Purpose Investment Fund II LP (“ASPIF II”); ACM ASOF VII (Cayman) Holdco LP (“ASOF”); ACM Alameda Special Purpose Investment Fund II LP (“Alameda”); ACM Alamosa (Cayman) Holdco LP (“Alamosa”); Atalaya Capital Management LP (“ACM”); Corbin ERISA Opportunity Fund, Ltd. (“CEOF”); Corbin Capital Partners GP, LLC (“Corbin GP”); and Corbin Capital Partners, L.P. (“CCP”). The shares are directly held by ASPIF II, ASOF, Alameda, Alamosa and CEOF. As ASPIF II, ASOF, Alameda and Alamosa’s investment manager, ACM has the power to vote and direct the disposition of all shares held by ASPIF II, ASOF, Alameda and Alamosa. As CEOF’s investment manager, CCP has the power to vote and direct the disposition of all shares held by CEOF. CEOF, Corbin GP and CCP disclaim beneficial ownership over the shares held directly by ASPIF II, ASOF, Alameda and Alamosa. ASPIF II, ASOF, Alameda, Alamosa and ACM disclaim beneficial ownership over the shares held directly by CEOF. The business address of this stockholder is One Rockefeller Plaza, 32nd Floor, New York, NY 10020.

(9)	According to a Schedule 13G/A filed with the SEC on February 14, 2022, on behalf of Radcliffe Capital Management, L.P. (“RCM”), RGC Management Company, LLC (“RGC”), Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. (“RSMF”) and Radcliffe SPAC GP, LLC (“RSG”). RCM is the relevant entity for which RGC, Mr. Katznelson and Mr. Hinkel may be considered control persons. RSMF is the relevant entity for which RSG, Mr. Katznelson and Mr. Hinkel may be considered control persons. The business address of this stockholder is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(10)	According to a Schedule 13G filed with the SEC on February 14, 2022, on behalf of Periscope Capital Inc. (“Periscope”). Periscope holds certain of the reported shares directly and indirectly as investment manager of certain private investment funds (the “Periscope Funds”). Periscope disclaims beneficial ownership of the securities owned by the Periscope Funds. The business address of this stockholder is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 15, 2021, we issued an aggregate of 5,750,000 founder shares to our sponsor for an aggregate price of $25,000, or approximately $0.004 per share. Our sponsor subsequently transferred 25,000 founder shares to each of our independent directors, 276,000 founder shares to Stifel Venture and an aggregate of 50,000 founder shares to our Strategic Advisors, in each case at the same price originally paid for such shares. On each of July 27, 2021 and September 20, 2021, our sponsor forfeited 718,750 founder shares, resulting in there being 4,312,500 founder shares issued and outstanding. On October 22, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 175,500 and 12,000 founder shares were forfeited by our sponsor and Stifel Venture, respectively, to us at no cost, and 4,125,000 founder shares remain outstanding. The founder shares will automatically convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

Subject to certain limited exceptions, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the date of the consummation of our initial business combination or (B) subsequent to our business combination, (x) if the last sales price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Simultaneously with the consummation of our initial public offering, we consummated the private placement of an aggregate of 6,200,000 private placement warrants to our sponsor and Stifel Venture at a price of $1.00 per private placement warrant, generating total gross proceeds of $6,200,000. Simultaneously with the closing of the partial exercise of the underwriters’ over-allotment option, we consummated the private placement of an aggregate of 375,000 additional private placement warrants to such purchasers at $1.00 per additional private placement warrant, generating total gross proceeds of $375,000. The private placement warrants are identical to the warrants underlying the units, except that the private placement warrants held by Stifel Venture will not be exercisable more than five years from the commencement of sales of our initial public offering in accordance with FINRA Rule 5110(g)(8)(A). In addition, the private placement warrants (and the shares of Class A common stock underlying the private placement warrants) will be subject to transfer restrictions until 30 days after the completion of our initial business combination, subject to certain limited exceptions.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such initial business combination opportunity to such entity prior to presenting such initial business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our sponsor or our officers, directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. If we do not complete a business combination, the loans will be forgiven.

The holders of the founder shares and the private placement warrants, including Stifel Venture, and any warrants our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to a registration rights agreement, dated as of October 7, 2021, among our company and such holders. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of a majority of the founder shares, private placement warrants and warrants issued to our sponsor, officers, directors or their affiliates in payment of working capital loans made to us (in each case, including the underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, the registration rights relating to the founder shares and the private placement warrants held by Stifel Venture shall comply with the requirements of FINRA Rule 5110 (g)(8)(B)-(D), namely that Stifel Venture may not exercise its demand and “piggy-back” registration rights after five and seven years, respectively, from the commencement of sales of our initial public offering and may not exercise its demand rights on more than one occasion.

Our sponsor loaned us a total of $85,000 in connection with the expenses of our initial public offering, pursuant to the terms of an unsecured promissory note. We fully repaid the loans from our sponsor on October 13, 2021.

Pursuant to an agreement with our sponsor, which is affiliated with our officers and directors, we pay our sponsor an aggregate of up to $25,000 for certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We began incurring these fees on October 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation. Accordingly, our officers and directors will benefit from the transaction to the extent of their interest in our sponsor. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Rye Brook, New York area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person.

Other than the administrative fee of up to $25,000 per month and the repayment of any loans made by our sponsor to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our disinterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) we or any of our subsidiaries is a participant, and (iii) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to our Audit Committee Charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. LaPerch, Allen and Walker are “independent directors” as defined in the Nasdaq listing standards.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Item 14. Principal Accountant Fees and Services.

Marcum LLP (“Marcum”) acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-Q for the respective period and other required filings with the SEC for the year ended December 31, 2021 totaled $110,725. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated October 7, 2021, among the Company, Stifel, Nicolaus & Company, Incorporated and Mizuho Securities USA LLC

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Bylaws

4.1(3)	Specimen Unit Certificate

4.2(2)	Specimen Class A Common Stock Certificate

4.3(3)	Specimen Warrant Certificate

4.4(1)	Warrant Agreement, dated October 7, 2021, between the Company and Continental Stock Transfer & Trust Company

4.5*	Description of Securities

10.1(2)	Securities Subscription Agreement, dated January 15, 2021, between the Company and Schultze Special Purpose Acquisition Sponsor II, LLC

10.2(3)	Amended and Restated Promissory Note, dated June 30, 2021, issued to Schultze Special Purpose Acquisition Sponsor II, LLC

10.3(1)	Letter Agreement, dated October 7, 2021, among the Company, Schultze Special Purpose Acquisition Sponsor II, LLC, the initial stockholders and each of the Company’s officers and directors

10.4(1)	Investment Management Trust Agreement, dated October 7, 2021, between the Company and Continental Stock Transfer & Trust Company

10.5(1)	Registration Rights Agreement, dated October 7, 2021, among the Company and certain securityholders

10.6(1)	Warrant Purchase Agreement, dated October 7, 2021, between the Company and Schultze Special Purpose Acquisition Sponsor II, LLC

10.7(1)	Warrant Purchase Agreement, dated October 7, 2021, between the Company and Stifel Venture Corp.

10.8(1)	Administrative Services Agreement, dated October 7, 2021, between the Company and Schultze Special Purpose Acquisition Sponsor II, LLC

Exhibit No.	Description
10.9(2)	Form of Indemnity Agreement

14(2)	Code of Ethics

24*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(2)	Audit Committee Charter

99.2(2)	Compensation Committee Charter

99.3(2)	Nominating Committee Charter

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40891), filed with the SEC on October 14, 2021.
(2)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-254018), filed with the SEC on March 9, 2021.
(3)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-254018), filed with the SEC on September 22, 2021.

Item 16. Form 10-K Summary.

Not applicable.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Schultze Special Purpose Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Schultze Special Purpose Acquisition Corp. II (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 17, 2022

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current Assets
Cash	$1,106,629
Prepaid expenses	465,698
Total Current Assets	1,572,327

Other assets	112,418
Cash and marketable securities held in trust account	166,667,249
TOTAL ASSETS	$168,351,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$307,505
Total Current Liabilities	307,505

Deferred underwriting fee payable	6,600,000
Total Liabilities	6,907,505

Commitments (Note 6)
Class A common stock subject to possible redemption; 16,500,000 shares issued and outstanding at redemption value	166,650,000

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; no shares issued and outstanding (excluding 16,500,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,125,000 shares issued and outstanding	412
Additional paid-in capital	143,327
Accumulated deficit	(5,349,250)
Total Stockholders’ Deficit	(5,205,511)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$168,351,994

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2021

Formation and operating costs	$556,006
Stock-based compensation expense	143,327
Loss from operations	(699,333)

Other income:
Interest income - bank	19
Interest earned on marketable securities held in Trust Account	14,751
Unrealized gain on marketable securities held in Trust Account	2,498
Other income, net	17,268

Net loss	$(682,065)

Basic and diluted weighted average shares outstanding, Class A common stock	3,685,714

Basic and diluted net loss per share, Class A common stock	$(0.09)

Basic and diluted weighted average shares outstanding, Class B common stock	3,825,000

Basic and diluted net loss per share, Class B common stock	$(0.09)

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance – January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000

Sale of 6,575,000 Private Placement Warrants classified as equity	—	—	—	—	6,575,000	—	6,575,000

Fair value of Founder Shares transferred to anchor investors	—	—	—	—	6,275,625	—	6,275,625

Proceeds allocated to Public Warrants classified as equity	—	—	—	—	5,283,847	—	5,283,847

Offering costs allocated to Public and Private Placement Warrants classified as equity	—	—	—	—	(529,025)	—	(529,025)

Forfeiture of Founder Shares	—	—	(187,500)	(19)	19	—	—

Accretion of Class A common stock to redemption value	—	—	—	—	(17,630,035)	(4,667,185)	(22,297,220)

Stock-based compensation expense	—	—	—	—	143,327	—	143,327

Net loss	—	—	—	—	—	(682,065)	(682,065)
Balance – December 31, 2021	—	$—	4,125,000	$412	$143,327	$(5,349,250)	$(5,205,511)

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(682,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(14,751)
Unrealized gain on marketable securities held in Trust Account	(2,498)
Stock-based compensation expense	143,327
Changes in operating assets and liabilities:
Prepaid expenses	(465,698)
Other assets	(112,418)
Accounts payable and accrued expenses	307,505
Net cash used in operating activities	(826,598)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(166,650,000)
Net cash used in investing activities	(166,650,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	162,525,000
Proceeds from sale of Private Placement Warrants classified as equity	6,575,000
Proceeds from promissory note – related party	85,000
Repayment of promissory note – related party	(85,000)
Payment of offering costs	(541,773)
Net cash provided by financing activities	168,583,227

Net Change in Cash	1,106,629
Cash – Beginning of period	—
Cash – End of period	$1,106,629

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$166,650,000
Deferred underwriting fee payable	$6,600,000
Forfeiture of Founder Shares	$(19)

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Schultze Special Purpose Acquisition Corp. II (the “Company”) is a blank check company incorporated in Delaware on December 15, 2020. The Company had no activity for the period from December 15, 2020 (inception) through December 31, 2020. Accordingly, the balance sheet, statement of operations and statement of cash flows for the period from December 15, 2020 (inception) through December 31, 2020 are not presented. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

On October 22, 2021, a total of $15,150,000 of the net proceeds from the sale of the additional Units and the additional Private Placement Warrants was deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $166,650,000.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

The Company will provide the public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) (see Note 2).

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
NOTES TO FINANCIAL STATEMENTS

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

Liquidity

As of December 31, 2021, the Company had $1,106,629 in its operating bank accounts, $166,667,249 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital of $1,282,071, which excludes a portion of franchise taxes payable of $17,249, of which such amount will be paid from interest earned on the Trust Account. As of December 31, 2021, $17,249 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors, the Sponsor or their affiliates may but are not obligated to loan the Company funds (see Note 5), from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or April 13, 2023, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant accounting estimates include the determination of the fair value of Class A common stock subject to possible redemption and expenses associated with share-based payment arrangements. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $15,892,398 were charged to additional paid-in capital upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2021, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$165,000,000
Less:
Proceeds allocated to Public Warrants	(5,283,847)
Fair value of Founder Shares transferred to anchor investors (net of offering costs of $200,966 attributable to anchor investors)	(6,074,659)
Class A ordinary share issuance costs	(9,288,714)
Plus:
Accretion of Class A common stock to redemption value	22,297,220
Class A common stock subject to possible redemption at December 31, 2021	$166,650,000

Warrant Classification

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance. The fair value of the warrants are remeasured at each balance sheet date with the change in the estimated fair value of the warrants recognized as a non-cash gain or loss on the statements of operations. The Company has analyzed the Public Warrants and Private Placement Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

Share-Based Payment Arrangements

The Company accounts for share-based payments in accordance with FASB ASC Topic 718, “Compensation - Stock Compensation,” (“ASC 718”) which requires that all equity awards be accounted for at their “fair value.” The Company measures and recognizes compensation expense for all share-based payments on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Statement of Operations upon vesting, once the applicable performance conditions are met, with an offsetting increase to additional paid-in capital. Forfeitures are recognized as they occur.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Subsequent measurement of the redeemable shares of Class A common stock are excluded from loss per common share as the redemption value approximates fair value.

The Company calculates its earnings per share by allocating net loss pro rata to shares of Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the losses of the Company.

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,825,000 shares of Class A common stock in the aggregate. As a result, diluted net loss per common share is the same as basic net income (loss) per common share for the period presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Year Ended December 31, 2021
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(334,708)	$(347,357)
Denominator:
Basic and diluted weighted average shares of common stock outstanding	3,685,714	3,825,000

Basic and diluted net loss per share	$(0.09)	$(0.09)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 16,500,000 Units at a purchase price of $10.00 per Unit, including 1,500,000 additional Units pursuant to the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of the Company’s Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7). The fair value attributable to the unexercised portion of the over-allotment option was deemed to be immaterial to the financial statements.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 15, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. The Sponsor subsequently transferred 276,000 Founder Shares to Stifel Venture, subject to their purchase of the Private Placement Warrants, and therefore considered part of their purchase of the Private Placement Warrants (see Note 4), 25,000 Founder Shares to each of the Company’s independent director nominees and an aggregate of 50,000 Founder Shares to the Company’s strategic advisors (subject to certain performance conditions discussed in Note 8). In each case, the aforementioned transfers were at the same price originally paid for such shares.

On each of July 27, 2021 and September 20, 2021, the Sponsor forfeited 718,750 Founder Shares, resulting in there being 4,312,500 Founder Shares issued and outstanding. The Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture by the initial stockholders to the extent that the underwriters’ over-allotment option was not exercised in full or in part, including up to 526,500 Founder Shares that were subject to forfeiture by the Sponsor and up to 36,000 Founder Shares that were subject to forfeiture by Stifel Venture, so that the initial stockholders would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 19, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 187,500 Founder Shares were forfeited, of which 12,000 Founder Shares were forfeited by Stifel Venture, and 375,000 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 4,125,000 Founder Shares outstanding thereafter.

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

Of the aggregate 16,500,000 Units sold in the Initial Public Offering, 14,857,500 Units were purchased by certain qualified institutional buyers or institutional accredited investors that are not affiliated with the Company, the Sponsor, the Company’s directors or any member of the Company’s management team (the “anchor investors”). In connection with the closing of the Initial Public Offering, each anchor investor acquired from the Sponsor an indirect economic interest in certain Founder Shares (937,500 Founder Shares in the aggregate) at a purchase price of $0.10 per share. The Sponsor has agreed to distribute the Founder Shares to the anchor investors pro rata based on their indirect ownership interest in such Founder Shares after the completion of a Business Combination. The Company estimated the aggregate fair value of the Founder Shares attributable to the anchor investors to be $6,275,625 or $6.69 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the founders in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T and an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost were recorded against additional paid-in capital.

Administrative Services Agreement

The Company entered into an agreement, commencing on October 7, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $25,000 per month for general and administrative services, including office space, utilities and administrative support. For the year ended December 31, 2021, the Company incurred and paid $75,000 in fees for these services.

Promissory Note — Related Party

On January 15, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note, as subsequently amended and restated on June 30, 2021, was non-interest bearing and was payable on the earlier of December 31, 2021 and the consummation of the Initial Public Offering. The outstanding balance under the Note of $85,000 was repaid at the closing of the Initial Public Offering on October 13, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Working Capital Loans would be forgiven. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, there were no Working Capital Loans outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS

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

Underwriting Agreement

The underwriters were paid a cash discount of $0.15 per Unit, or an aggregate of $2,475,000. The underwriters are entitled to a deferred fee of $0.40 per Unit, or an aggregate of $6,600,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 16,500,000 shares subject to possible redemption.

Class B Common Stock— The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 4,125,000 shares of Class B common stock issued and outstanding.

Only holders of Class B common stock have the right to vote on the election of directors prior to the Company’s initial Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

Warrants— As of December 31, 2021 there are 8,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) October 13, 2022 (12 months from the closing of the Initial Public Offering). The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2021, there are 6,575,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants held by Stifel Venture will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A).

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

NOTE 8. STOCK-BASED COMPENSATION

The sale of the Founder Shares to the Company’s director nominees and strategic advisors is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has assessed the fair value associated with the Founder Shares granted. The fair value of the 125,000 Founder Shares granted to the Company’s director nominees (75,000 shares in total) and strategic advisors (50,000 shares in total) was $286,654 or $2.29 per share. The Founder Shares were granted subject to certain performance conditions: (i) the consummation of an Initial Public Offering and (ii) the occurrence of a Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance conditions are probable of occurrence under the applicable accounting literature in this circumstance.

The Founder Shares granted to the Company’s director nominees and strategic advisors were subject to 100% forfeiture in the event a person(s) no longer remained in such designated position upon the completion of the Initial Public Offering. Following the completion of the Initial Public Offering, such forfeiture is reduced to 50% in the event a person(s) no longer remains in such designated position upon the completion of the Business Combination. A total of 62,500 shares vested upon consummation of the Initial Public Offering and the Company recognized $143,327 of stock-based compensation expense for the year ended December 31, 2021.

As of December 31, 2021, there are 62,500 shares that remain unvested as the Company determined that a Business Combination is not considered probable. Therefore, the remaining fair value of stock-based compensation expense associated with these shares totaling $143,327 has not been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2021 is as follows:

December 31,
2021
Deferred tax asset (liability)
Net operating loss carryforward	$42,006
Startup and organizational expenses	74,363
Unrealized gain on marketable securities held in Trust Account	(3,622)
Total deferred tax assets	112,747
Valuation Allowance	(112,747)
Deferred tax assets, net of allowance	$—

The income tax provision for the year ended December 31, 2021 consists of the following:

December 31,
2021
Federal
Current	$—
Deferred	(112,747)

State and Local
Current	—
Deferred	—

Change in valuation allowance	112,747

Income tax provision	$—

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021, the Company had approximately $200,000 of U.S. federal and state net operating loss carryovers, which can be carried forward indefinitely, available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $112,747.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

December 31, 2021

Statutory federal income tax rate	21.0%
Stock-based compensation expense	(4.4)%
Meals and entertainment	(0.1)%
Valuation allowance	(16.5)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

NOTE 10. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Cash and Marketable securities held in Trust Account	1	$166,667,249

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Schultze Special Purpose Acquisition Corp. II

Date: March 17, 2022	By:	/s/ George J. Schultze
	Name:	George J. Schultze
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2022	By:	/s/ Jeffrey M. Glick
	Name:	Jeffrey M. Glick
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George J. Schultze and Jeffrey M. Glick, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ George J. Schultze	Chairman, President and Chief Executive Officer	March 17, 2022
George J. Schultze	(Principal Executive Officer)

/s/ Gary M. Julien	Executive Vice President and Director	March 17, 2022
Gary M. Julien

/s/ Jeffrey M. Glick	Chief Financial Officer	March 17, 2022
Jeffrey M. Glick	(Principal Financial and Accounting Officer)

/s/ William G. LaPerch	Director	March 17, 2022
William G. LaPerch

/s/ William T. Allen	Director	March 17, 2022
William T. Allen

/s/ John J. Walker	Director	March 17, 2022
John J. Walker