Form 10-Q
period 2022-03-31
Schultze Special Purpose Acquisition Corp. II
filed 2022-05-05
CIK 1843100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 5, 2022, there were 16,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,125,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current Assets
Cash	$712,352	$1,106,629
Prepaid expenses	525,768	465,698
Total Current Assets	1,238,120	1,572,327

Other assets	—	112,418
Cash and marketable securities held in trust account	166,668,364	166,667,249
TOTAL ASSETS	$167,906,484	$168,351,994

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$240,116	$307,505
Total Current Liabilities	240,116	307,505

Deferred underwriting fee payable	6,600,000	6,600,000
Total Liabilities	6,840,116	6,907,505

Commitments (Note 6)
Class A common stock subject to possible redemption; 16,500,000 shares issued and outstanding at redemption value	166,650,000	166,650,000

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; no shares issued and outstanding (excluding 16,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,125,000 shares issued and outstanding	412	412
Additional paid-in capital	143,327	143,327
Accumulated deficit	(5,727,371)	(5,349,250)
Total Stockholders’ Deficit	(5,583,632)	(5,205,511)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$167,906,484	$168,351,994

The accompanying notes are an integral part of the unaudited condensed financial statements.

 SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

Formation and operating costs	$416,563	$1,100
Loss from operations	(416,563)	(1,100)

Other income (expense):
Interest income – bank	26	1
Interest earned on marketable securities held in Trust Account	41,044	—
Unrealized loss on marketable securities held in Trust Account	(2,628)	—
Other income, net	38,442	1

Net loss	$(378,121)	$(1,099)

Basic and diluted weighted average shares outstanding, Class A common stock	16,500,000	—
Basic and diluted net loss per share, Class A common stock	$(0.02)	$—

Basic and diluted weighted average shares outstanding, Class B common stock[1]	4,125,000	3,750,000
Basic and diluted net loss per share, Class B common stock	$(0.02)	$(0.00)

(1)	The three months ended March 31, 2021 did not 375,000 founder’s shares subject to forfeiture

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance – January 1, 2022	—	$—	4,125,000	$412	$143,327	$(5,349,250)	$(5,205,511)

Net loss	—	—	—	—	—	(378,121)	(378,121)
Balance – March 31, 2022	—	$—	4,125,000	$412	$143,327	$(5,727,371)	$(5,583,632)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	—	—	(1,099)	(1,099)
Balance – March 31, 2021	—	$—	4,312,500	$431	$24,569	$(1,099)	$23,901

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(378,121)	$(1,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(41,044)	—
Unrealized loss on marketable securities held in Trust Account	2,628	—
Changes in operating assets and liabilities:
Prepaid expenses	(60,070)	—
Other Assets	112,418	—
Accounts payable and accrued expenses	(67,389)	1,000
Net cash used in operating activities	(431,578)	(99)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	37,301	—
Net cash provided by investing activities	37,301	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	75,000
Payment of offering costs	—	(90,543)
Net cash provided by financing activities	—	9,457

Net Change in Cash	(394,277)	9,358
Cash – Beginning of period	1,106,629	—
Cash – End of period	$712,352	$9,358

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$107,234

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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
MARCH 31, 2022
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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

Going Concern

As of March 31, 2022, the Company had $712,352 in its operating bank accounts, $166,668,364 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital of $1,016,368, which excludes a portion of franchise taxes payable of $18,364, of which such amount will be paid from interest earned on the Trust Account. As of March 31, 2022, $18,364 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until April 13, 2023, to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 13, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 17, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as Trading Securities under ASC 320, where securities are presented at fair value on the balance sheet and with unrealized gains or losses, if any, presented on the statement of operations.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $15,892,398 were charged to additional paid-in capital upon the completion of the Initial Public Offering.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross Proceeds	$165,000,000
Less:
Proceeds allocated to Public Warrants	(5,283,847)
Fair value of Founder Shares transferred to anchor investors (net of offering costs of $200,966 attributable to anchor investors)	(6,074,659)
Class A ordinary share issuance costs	(9,288,714)
Plus:
Accretion of Class A common stock to redemption value	22,297,220
Class A common stock subject to possible redemption at March 31, 2022 and December 31, 2021	$166,650,000

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance. The fair value of the warrants are remeasured at each balance sheet date with the change in the estimated fair value of the warrants recognized as a non-cash gain or loss on the statements of operations. The Company has analyzed the Public Warrants (as defined in Note 3) and Private Placement Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The provision for income taxes was deemed to be de minimis for the period ended March 31, 2022 and December 31, 2021. The Company’s deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.

Share-Based Payment Arrangements

The Company accounts for share-based payments in accordance with FASB ASC Topic 718, “Compensation - Stock Compensation,” (“ASC 718”) which requires that all equity awards be accounted for at their “fair value.” The Company measures and recognizes compensation expense for all share-based payments on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Statements of Operations upon vesting, once the applicable performance conditions are met, with an offsetting increase to additional paid-in capital. Forfeitures are recognized as they occur.

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(302,497)	$(75,624)	$—	$(1,099)
Denominator:
Basic and diluted weighted average shares of common stock outstanding	16,500,000	4,125,000	—	3,750,000

Basic and diluted net loss per share	$(0.02)	$(0.02)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 7, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $25,000 per month for general and administrative services, including office space, utilities and administrative support. For the three months ended March 31, 2021, the Company did not incur any fee for these services. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $75,000 and $0 in fees for these services, respectively.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Working Capital Loans would be forgiven. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 16,500,000 shares subject to possible redemption.

Class B Common Stock— The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 4,125,000 shares of Class B common stock issued and outstanding.

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

Warrants— As of March 31, 2022 and December 31, 2021 there are 8,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) October 13, 2022 (12 months from the closing of the Initial Public Offering). The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

As of March 31, 2022 and December 31, 2021, there are 6,575,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants held by Stifel Venture will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A).

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

The Founder Shares granted to the Company’s director nominees and strategic advisors were subject to 100% forfeiture in the event a person(s) no longer remained in such designated position upon the completion of the Initial Public Offering. Following the completion of the Initial Public Offering, such forfeiture is reduced to 50% in the event a person(s) no longer remains in such designated position upon the completion of the Business Combination. A total of 62,500 shares vested upon consummation of the Initial Public Offering and the Company recognized $0 of stock-based compensation expense for the three months ended March 31, 2022.

As of March 31, 2022, there are 62,500 shares that remain unvested as the Company determined that a Business Combination is not considered probable. Therefore, the remaining fair value of stock-based compensation expense associated with these shares totaling $143,327 has not been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Cash and Marketable securities held in Trust Account	1	$166,668,364	$166,667,249

NOTE 10. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Schultze Special Purpose Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Schultze Special Purpose Acquisition Sponsor II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 15, 2020 for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). We intend to effectuate our initial Business Combination using cash derived from the proceeds of our initial public offering (“Initial Public Offering”), including the partial exercise of the underwriters’ over-allotment option, and the private placements of the private placement warrants (“Private Placement Warrants”) that occurred simultaneously with the Initial Public Offering and the closing of the partial exercise of such over-allotment option (collectively, the “Private Placement”), our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, subsequent to our Initial Public Offering, identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the three months ended March 31, 2022, we had a net loss of $378,121, which consists of formation and operating costs of $416,537 and an unrealized gain on marketable securities held in the Trust Account of $2,628, offset by interest on marketable securities held in the Trust Account of $41,044.

For the three months ended March 31, 2021, we had a net loss of $1,099, which consists of formation and operating costs of $1,100, offset by interest income earned on our bank account of $1.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock, par value $0.0001 per share (“Founder Shares”), by the Sponsor and loans from the Sponsor.

On October 13, 2021, we consummated our Initial Public Offering of 15,000,000 units (“Units”), at $10.00 per Unit, generating total gross proceeds of $150,000,000. Simultaneously with the consummation of our Initial Public Offering, we consummated the private placement of an aggregate of 6,200,000 Private Placement Warrants to the Sponsor and Stifel Venture Corp. (“Stifel Venture”), an affiliate of Stifel, Nicolaus & Company, Incorporated (“Stifel”), one of the representatives of the underwriters of our Initial Public Offering, at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $6,200,000.

On October 19, 2021, the underwriters of our Initial Public Offering notified us of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As such, on October 22, 2021, the underwriters purchased 1,500,000 additional Units at $10.00 per additional Unit upon the closing of the partial exercise of the over-allotment option, generating total gross proceeds of $15,000,000. Simultaneously with the closing of the partial exercise of the over-allotment option, we consummated the private placement of an aggregate of 375,000 additional Private Placement Warrants to the Sponsor and Stifel Venture at $1.00 per additional Private Placement Warrant, generating total gross proceeds of $375,000.

Of the aggregate 16,500,000 Units sold in our Initial Public Offering, 14,857,500 Units were purchased by certain qualified institutional buyers or institutional accredited investors that are not affiliated with us, the Sponsor, our directors or any member of our management team (the “anchor investors”). In connection with the closing of our Initial Public Offering, each anchor investor acquired from the Sponsor an indirect economic interest in certain Founder Shares (937,500 Founder Shares in the aggregate) at a purchase price of $0.10 per share. The Sponsor has agreed to distribute such Founder Shares to the anchor investors pro rata based on their indirect ownership interest in such Founder Shares after the completion of our initial Business Combination.

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

For the three months ended March 31, 2022, cash used in operating activities was $431,578. Net loss of $378,121 was affected by interest earned on marketable securities held in the Trust Account of $41,044 and an unrealized gain on marketable securities held in the Trust Account of $2,628. Changes in operating assets and liabilities used $127,459 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $99. Net loss of $1,099 was affected by changes in operating assets and liabilities provided $1,000 of cash for operating activities.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $166,668,364 (including approximately $18,364 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we drew $37,301 in interest earned from the Trust Account to pay for taxes.

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

As of March 31, 2022, we had cash of $712,352 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, the Sponsor or our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, such loaned amounts would be forgiven. Up to $1,500,000 of such working capital loans may be convertible into warrants of the post-combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Going Concern

As of March 31, 2022, we had $712,352 in our operating bank accounts, $166,668,364 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital of $1,016,368, which excludes a portion of franchise taxes payable of $18,364, of which such amount will be paid from interest earned on the Trust Account. As of March 31, 2022, $18,364 of the amount on deposit in the Trust Account represented interest income, which is available to pay our tax obligations.

We may raise additional capital through loans or additional investments from the Sponsor or our stockholders, officers, directors, or third parties. Our officers and directors, the Sponsor or their affiliates may but are not obligated to loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or April 13, 2023, the deadline to complete a Business Combination pursuant to our Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have until April 13, 2023, to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 13, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $25,000 for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on October 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Share-Based Payment Arrangements

We measure and recognize compensation expense for all share-based payments on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the statements of operations upon vesting, once the applicable performance conditions are met, with an offsetting increase to additional paid-in capital. Forfeitures are recognized as they occur.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2022 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 17, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 17, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act of 1940, as amended. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2021, we issued an aggregate of 5,750,000 Founder Shares to the Sponsor for an aggregate price of $25,000, or approximately $0.004 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor subsequently transferred 25,000 Founder Shares to each of our independent directors, 276,000 Founder Shares to Stifel Venture and an aggregate of 50,000 Founder Shares to our strategic advisors, in each case at the same price originally paid for such shares. No underwriting discounts or commissions were paid with respect to such issuances. On each of July 27, 2021 and September 20, 2021, the Sponsor forfeited 718,750 Founder Shares, resulting in there being 4,312,500 Founder Shares issued and outstanding. On October 22, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 175,500 and 12,000 Founder Shares were forfeited by the Sponsor and Stifel Venture, respectively, to us at no cost, and 4,125,000 Founder Shares remain outstanding. The Founder Shares will automatically convert into shares of Class A common stock at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

On October 13, 2021, we consummated our Initial Public Offering of 15,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $150,000,000. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of October 13, 2022 and 30 days after the consummation of our initial Business Combination and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.

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

Stifel and Mizuho Securities USA LLC served as joint book-running managers for our Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-254018) (the “Registration Statement”). The SEC declared the Registration Statement effective on October 7, 2021.

Simultaneously with the consummation of our Initial Public Offering, the Sponsor and Stifel Venture purchased an aggregate of 6,200,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $6,200,000. Simultaneously with the closing of the partial exercise of the over-allotment option, we consummated the sale of an aggregate of 375,000 additional Private Placement Warrants at $1.00 per additional Private Placement Warrant to such purchasers, generating total gross proceeds of $375,000. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the Private Placement.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Certificate of Change of Registered Agent and/or Registered Office
3.3(3)	Bylaws
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* **	Filed herewith. Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 14, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2022 and incorporated by reference herein.

(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on March 9, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

Date: May 5, 2022	By:	/s/ George J. Schultze
	Name:	George J. Schultze
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Gary M. Julien
	Name:	Gary M. Julien
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)