Form 10-Q
period 2022-06-30
Schultze Special Purpose Acquisition Corp. II
filed 2022-08-05
CIK 1843100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, there were 16,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,125,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current Assets
Cash	$487,493	$1,106,629
Prepaid expenses	372,078	465,698
Total Current Assets	859,571	1,572,327

Other assets	—	112,418
Cash and marketable securities held in trust account	166,921,363	166,667,249
TOTAL ASSETS	$167,780,934	$168,351,994

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,853,810	$307,505
Total Current Liabilities	1,853,810	307,505

Deferred underwriting fee payable	6,600,000	6,600,000
Total Liabilities	8,453,810	6,907,505

Commitments (Note 6)
Class A common stock subject to possible redemption; 16,500,000 shares issued and outstanding at redemption value	166,658,614	166,650,000

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; no shares issued and outstanding (excluding 16,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,125,000 shares issued and outstanding	412	412
Additional paid-in capital	134,713	143,327
Accumulated deficit	(7,466,615)	(5,349,250)
Total Stockholders’ Deficit	(7,331,490)	(5,205,511)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$167,780,934	$168,351,994

The accompanying notes are an integral part of the unaudited condensed financial statements.

 SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Formation and operational costs	$1,992,260	$25	$2,408,823	$1,125
Loss from operations	(1,992,260)	(25)	(2,408,823)	(1,125)

Other income (loss):
Interest income – bank	17	—	43	1
Interest earned on marketable securities held in Trust Account	265,774	—	306,818	—
Unrealized loss on marketable securities held in Trust Account	(12,775)	—	(15,403)	—
Total other income (loss), net	253,016	—	291,458	1
Net loss	$(1,739,244)	$(25)	$(2,117,365)	$(1,124)

Basic and diluted weighted average shares outstanding, Class A common stock	16,500,000	—	16,500,000	—
Basic and diluted net loss per share, Class A common stock	$(0.08)	$(0.00)	$(0.10)	$(0.00)

Basic and diluted weighted average shares outstanding, Class B common stock[1]	4,125,000	3,750,000	4,125,000	3,750,000
Basic and diluted net loss per share, Class B common stock	$(0.08)	$(0.00)	$(0.10)	$(0.00)

(1)	The three and six months ended June 30, 2021 did not include 375,000 founder’s shares subject to forfeiture

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance – January 1, 2022	—	$—	4,125,000	$412	$143,327	$(5,349,250)	$(5,205,511)

Net loss	—	—	—	—	—	(378,121)	(378,121)

Balance – March 31, 2022	—	$—	4,125,000	$412	$143,327	$(5,727,371)	$(5,583,632)

Remeasurement adjustment of Class A common stock subject to redemption	—	—	—	—	(8,614)	—	(8,614)

Net loss	—	—	—	—	—	(1,739,244)	(1,739,244)

Balance – June 30, 2022	—	$—	4,125,000	$412	$134,713	$(7,466,615)	$(7,331,490)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,125,000	412	24,588	—	25,000
Net loss	—	—	—	—	—	(1,099)	(1,099)

Balance – March 31, 2021	—	$—	4,125,000	$412	24,588	$(1,099)	$23,901

Net loss	—	—	—	—	—	(25)	(25)

Balance – June 30, 2021	—	$—	4,125,000	$412	$24,588	$(1,124)	$23,876

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(2,117,365)	$(1,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(306,818)	—
Unrealized loss on marketable securities held in Trust Account	15,403	—
Changes in operating assets and liabilities:
Prepaid expenses	93,620	—
Other Assets	112,418	—
Accounts payable and accrued expenses	1,546,305	123
Net cash used in operating activities	(656,437)	(1,001)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	37,301	—
Net cash provided by investing activities	37,301	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	75,000
Payment of offering costs	—	(98,639)
Net cash provided by financing activities	—	1,361

Net Change in Cash	(619,136)	360
Cash – Beginning of period	1,106,629	—
Cash – End of period	$487,493	$360

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$103,938

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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
JUNE 30, 2022
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
JUNE 30, 2022
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

Going Concern

As of June 30, 2022, the Company had $487,493 in its operating bank accounts, $166,921,363 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $974,239, which excludes a portion of franchise taxes payable of $20,000, of which such amount will be paid from interest earned on the Trust Account. As of June 30, 2022, $271,363 of the amount on deposit in the Trust Account represented interest income that is available to pay the Company’s tax obligations.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors, the Sponsor or their affiliates may but are not obligated to loan the Company funds (see Note 5), from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or April 13, 2023, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders). If the Company’s stockholders approve an extension to the mandatory liquidation date beyond April 13, 2023, the Company may require additional capital support if it does not have adequate cash through such extended date.

If the Company does not consummate an initial Business Combination, or seek an extension, by April 13, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 13, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 17, 2022. The interim results for the three and six months ended June 30,2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as Trading Securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations.

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
JUNE 30, 2022
(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross Proceeds	$165,000,000
Less:
Proceeds allocated to Public Warrants	(5,283,847)
Fair value of Founder Shares transferred to anchor investors (net of offering costs of $200,966 attributable to anchor investors)	(6,074,659)
Class A ordinary share issuance costs	(9,288,714)
Plus:
Measurement adjustment of Class A common stock to redemption value	22,297,220
Class A common stock subject to possible redemption at December 31, 2021	$166,650,000
Remeasurement adjustment of Class A common stock to redemption value	8,614
Class A common stock subject to possible redemption at June 30, 2022	$166,658,614

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

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0% for the six months ended June 30, 2022 and 2021. The effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be de minimis for the period ended June 30, 2022 and December 31, 2021. The Company’s deferred tax assets were deemed to be de minimis as of June 30, 2022 and December 31, 2021.

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(1,391,395)	$(347,849)	$—	$(25)	$(1,693,892)	$(423,473)	$—	$(1,124)
Denominator:
Basic and diluted weighted average common share outstanding	16,500,000	4,125,000	—	3,750,000	16,500,000	4,125,000	—	3,750,000
Basic and diluted net loss per common share	$(0.08)	$(0.08)	$(0.00)	$(0.00)	$(0.10)	$(0.10)	$(0.00)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 7, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $25,000 per month for general and administrative services, including office space, utilities and administrative support. For the three and six months ended June 30, 2022, the Company incurred and paid $75,000 and $150,000 in fees for these services, respectively. No amounts remain outstanding as of June 30, 2022.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Working Capital Loans would be forgiven. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 16,500,000 shares subject to possible redemption.

Class B Common Stock— The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 4,125,000 shares of Class B common stock issued and outstanding.

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

Warrants— As of June 30, 2022 and December 31, 2021 there are 8,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) October 13, 2022 (12 months from the closing of the Initial Public Offering). The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022 and December 31, 2021, there are 6,575,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants held by Stifel Venture will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A).

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

The Founder Shares granted to the Company’s director nominees and strategic advisors were subject to 100% forfeiture in the event a person(s) no longer remained in such designated position upon the completion of the Initial Public Offering. Following the completion of the Initial Public Offering, such forfeiture is reduced to 50% in the event a person(s) no longer remains in such designated position upon the completion of the Business Combination. A total of 62,500 shares vested upon consummation of the Initial Public Offering and the Company recognized $0 of stock-based compensation expense for the three months and six months ended June 30, 2022.

As of June 30, 2022, there are 62,500 shares that remain unvested as the Company determined that a Business Combination is not considered probable. Therefore, the remaining fair value of stock-based compensation expense associated with these shares totaling $143,327 has not been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Cash and Marketable securities held in Trust Account	1	$166,921,363	$166,667,249

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 18, 2022, the Company withdrew $242,700 from the Trust Account and deposited the funds within the Company’s operating bank account. The $242,700 withdrawal represented payment of Delaware Franchise tax obligations through interest earned on the Trust Account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, subsequent to our Initial Public Offering, identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the three months ended June 30, 2022, we had a net loss of $1,739,244, which consists of formation and operating costs of $1,992,260, and an unrealized loss on marketable securities held in the Trust Account of $12,775, offset by interest on marketable securities held in the Trust Account of $265,774 and interest income on the operating bank account of $17. Our formation and operational costs incurred during the quarter were largely attributed to expenses related to our search for a Business Combination target.

For the six months ended June 30, 2022, we had a net loss of $2,117,365, which consists of formation and operating costs of $2,408,823, and an unrealized loss on marketable securities held in the Trust Account of $15,403, offset by interest on marketable securities held in the Trust Account of $306,818 interest income on the operating bank account of $43. Our formation and operational costs incurred during the quarter were largely attributed to expenses related to our search for a Business Combination target.

For the three months ended June 30, 2021, we had a net loss of $25, which consists of formation and operating costs.

For the six months ended June 30, 2021, we had a net loss of $1,124, which consists of formation and operating costs of $1,125, offset by interest income from the operating bank account of $1.

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

For the six months ended June 30, 2022, cash used in operating activities was $656,437. Net loss of $2,117,365 was affected by interest earned on marketable securities held in the Trust Account of $306,818 and an unrealized loss on marketable securities held in the Trust Account of $15,403. Changes in operating assets and liabilities used $1,752,343 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $1,001. Net loss of $1,124 was affected by changes in operating assets and liabilities provided $123 of cash for operating activities.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $166,921,363 (including approximately $271,363 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we drew $37,301 in interest earned from the Trust Account to pay for taxes.

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

As of June 30, 2022, we had cash of $487,493 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Going Concern

As of June 30, 2022, we had $487,493 in our operating bank accounts, $166,921,363 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $974,239, which excludes a portion of franchise taxes payable of $20,000, of which such amount will be paid from interest earned on the Trust Account. As of June 30, 2022, $271,363 of the amount on deposit in the Trust Account represented interest income that is available to pay the Company’s tax obligations.

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

However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, or if our stockholders approve an extension to the mandatory liquidation date beyond April 13, 2023, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we do not complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

If we do not consummate an initial Business Combination, or seek and extension, by April 13, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for at least one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 13, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Income Taxes

We account for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. We also recognized accrued interest and penalties related to unrecognized tax benefits as income tax expense. We have identified the United States as its only “major” tax jurisdiction. We are subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial Business Combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial Business Combination.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Certificate of Change of Registered Agent and/or Registered Office
3.3(3)	Bylaws
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 14, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2022 and incorporated by reference herein.

(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on March 9, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

Date: August 5, 2022	By:	/s/ George J. Schultze
	Name:	George J. Schultze
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Gary M. Julien
	Name:	Gary M. Julien
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)