Form 10-Q
period 2022-09-30
Schultze Special Purpose Acquisition Corp. II
filed 2022-10-31
CIK 1843100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 28, 2022, there were 16,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,125,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current Assets
Cash	$572,965	$1,106,629
Prepaid expenses	240,225	465,698
Total Current Assets	813,190	1,572,327

Other assets	—	112,418
Cash and marketable securities held in trust account	167,500,105	166,667,249
TOTAL ASSETS	$168,313,295	$168,351,994

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,901,572	$307,505
Income taxes payable	171,580	—
Total Current Liabilities	2,073,152	307,505

Deferred underwriting fee payable	6,600,000	6,600,000
Total Liabilities	8,673,152	6,907,505

Commitments (Note 6)
Class A common stock subject to possible redemption; 16,500,000 shares issued and outstanding at redemption value at September 30, 2022 and December 31, 2021	167,295,322	166,650,000

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; no shares issued and outstanding (excluding 16,500,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,125,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	412	412
Additional paid-in capital	—	143,327
Accumulated deficit	(7,655,591)	(5,349,250)
Total Stockholders’ Deficit	(7,655,179)	(5,205,511)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$168,313,295	$168,351,994

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Formation and operational costs	$376,924	$—	$2,785,747	$1,124
Loss from operations	(376,924)	—	(2,785,747)	(1,124)

Other income:
Interest income – bank	82	—	125	—
Interest earned on marketable securities held in Trust Account	835,240	—	1,142,058	—
Unrealized gain on marketable securities held in Trust Account	26,201	—	10,798	—
Total other income	861,523	—	1,152,981	—

Income (loss) before provision for income taxes	484,599		(1,632,766)	(1,124)
Provision for income taxes	(171,580)		(171,580)	—
Net income (loss)	$313,019	$—	$(1,804,346)	$(1,124)

Basic and diluted weighted average shares outstanding, Class A common stock	16,500,000	—	16,500,000	—
Basic and diluted net income (loss) per share, Class A common stock	$0.02	$—	$(0.09)	$(0.00)

Basic and diluted weighted average shares outstanding, Class B common stock(1)	4,125,000	3,750,000	4,125,000	3,750,000
Basic and diluted net income (loss) per share, Class B common stock	$0.02	$—	$(0.09)	$(0.00)

(1)

Excluded up to 562,500 shares of Class B common stock subject to forfeiture for the three and nine-months ended September 30, 2021 if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On each of July 27, 2021 and September 20, 2021, the Sponsor forfeited 718,750 shares of Class B common stock, resulting in there being 4,312,500 Founder Shares issued and outstanding (see Note 5). All shares and per-share amounts have been retroactively restated to reflect the share cancellation. On October 19, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 187,500 Founder Shares were forfeited and 375,000 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 4,125,000 Founder Shares outstanding at October 22, 2021 (see Note 5 and 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance – January 1, 2022	—	$—	4,125,000	$412	$143,327	$(5,349,250)	$(5,205,511)

Net loss	—	—	—	—	—	(378,121)	(378,121)

Balance – March 31, 2022	—	$—	4,125,000	$412	$143,327	$(5,727,371)	$(5,583,632)

Remeasurement adjustment of Class A common stock subject to redemption	—	—	—	—	(8,614)	—	(8,614)

Net loss	—	—	—	—	—	(1,739,244)	(1,739,244)

Balance – June 30, 2022	—	$—	4,125,000	$412	$134,713	$(7,466,615)	$(7,331,490)

Remeasurement adjustment of Class A common stock subject to redemption	—	—	—	—	(134,713)	(501,995)	(636,708)

Net income	—	—	—	—	—	313,019	313,019

Balance – September 30, 2022	—	$—	4,125,000	$412	$—	$(7,655,591)	$(7,655,179)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor(1)	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,099)	(1,099)

Balance – March 31, 2021	—	$—	4,312,500	$431	24,569	$(1,099)	$23,901

Net loss	—	—	—	—	—	(25)	(25)

Balance – June 30, 2021	—	$—	4,312,500	$431	$24,569	$(1,124)	$23,876

Net loss	—	—	—	—	—	—	—

Balance – September 30, 2021	—	$—	4,312,500	$431	$24,569	$(1,124)	$23,876

(1)	Included up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On each of July 27, 2021 and September 20, 2021, the Sponsor forfeited 718,750 shares of Class B common stock, resulting in there being 4,312,500 Founder Shares issued and outstanding (see Note 5). All shares and per-share amounts have been retroactively restated to reflect the share cancellation. On October 19, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 187,500 Founder Shares were forfeited and 375,000 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 4,125,000 Founder Shares outstanding at October 22, 2021 (see Note 5 and 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,804,346)	$(1,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,142,058)	—
Unrealized gain on marketable securities held in Trust Account	(10,798)	—
Changes in operating assets and liabilities:
Prepaid expenses	225,473	—
Other Assets	112,418	—
Accounts payable and accrued expenses	1,594,067	123
Income taxes payable	171,580	—
Net cash used in operating activities	(853,664)	(1,001)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	320,000	—
Net cash provided by investing activities	320,000	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	85,000
Payment of offering costs	—	(106,163)
Net cash provided by financing activities	—	3,837

Net Change in Cash	(533,664)	2,836
Cash – Beginning of period	1,106,629	—
Cash – End of period	$572,965	$2,836

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$137,196
Remeasurement adjustment of Class A common stock to redemption value	$645,322	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Going Concern

As of September 30, 2022, the Company had $572,965 in its operating bank accounts, $167,500,105 of cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $1,055,179, which excludes franchise taxes payable of $30,000 and income taxes payable of $171,580, of which such amount will be paid from interest earned on the Trust Account as well as $3,203 of franchise taxes paid out of operating funds not yet reimbursed from the Trust Account. As of September 30, 2022, $850,105 of the amount on deposit in the Trust Account represented interest income that is available to pay the Company’s tax obligations.

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
SEPTEMBER 30, 2022
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 17, 2022. The interim results for the three and nine months ended September 30,2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as Trading Securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through September 30, 2022 and for the nine months ended September 30, 2022, the Company withdrew $320,000 of interest earned on the Trust Account to pay its franchise taxes.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross Proceeds	$165,000,000
Less:
Proceeds allocated to Public Warrants	(5,283,847)
Fair value of Founder Shares transferred to anchor investors (net of offering costs of $200,966 attributable to anchor investors)	(6,074,659)
Class A ordinary share issuance costs	(9,288,714)
Plus:
Measurement adjustment of Class A common stock to redemption value	22,297,220
Class A common stock subject to possible redemption at December 31, 2021	166,650,000
Remeasurement adjustment of Class A common stock to redemption value	645,322
Class A common stock subject to possible redemption at September 30, 2022	$167,295,322

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 35.4% and 0.0% for the three months ended September 30, 2022 and 2021, respectively.  Our effective tax rate was (10.5%) and 0.0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the nine months ended September 30, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Subsequent measurement of the redeemable shares of Class A common stock are excluded from income (loss) per common share as the redemption value approximates fair value.

The Company calculates its earnings per share by allocating net income (loss) pro rata to shares of Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (losses) of the Company.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,825,000 shares of Class A common stock in the aggregate. As a result, diluted net loss per common share is the same as basic net income (loss) per common share for the period presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$250,415	$62,604	$—	$—	$(1,443,477)	$(360,869)	$—	$(1,124)
Denominator:
Basic and diluted weighted average common share outstanding	16,500,000	4,125,000	—	—	16,500,000	4,125,000	—	3,750,000
Basic and diluted net income (loss) per common share	$0.02	$0.02	$—	$—	$(0.09)	$(0.09)	$—	$—

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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 7, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $25,000 per month for general and administrative services, including office space, utilities and administrative support. For the three and nine months ended September 30, 2022, the Company incurred and paid $75,000 and $225,000 in fees for these services, respectively. No amounts remain outstanding as of September 30, 2022.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Working Capital Loans would be forgiven. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 16,500,000 shares subject to possible redemption.

Class B Common Stock— The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 4,125,000 shares of Class B common stock issued and outstanding.

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

Warrants— As of September 30, 2022 and December 31, 2021 there are 8,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

As of September 30, 2022 and December 31, 2021, there are 6,575,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants held by Stifel Venture will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A).

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

The Founder Shares granted to the Company’s director nominees and strategic advisors were subject to 100% forfeiture in the event a person(s) no longer remained in such designated position upon the completion of the Initial Public Offering. Following the completion of the Initial Public Offering, such forfeiture is reduced to 50% in the event a person(s) no longer remains in such designated position upon the completion of the Business Combination. A total of 62,500 shares vested upon consummation of the Initial Public Offering and the Company recognized $0 of stock-based compensation expense for the three months and nine months ended September 30, 2022.

As of September 30, 2022, there are 62,500 shares that remain unvested as the Company determined that a Business Combination is not considered probable. Therefore, the remaining fair value of stock-based compensation expense associated with these shares totaling $143,327 has not been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Cash and Marketable securities held in Trust Account	1	$167,500,105	$166,667,249

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, subsequent to our Initial Public Offering, identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the three months ended September 30, 2022, we had a net income of $313,019, which consists of interest on marketable securities held in the Trust Account of $835,240, an unrealized gain on marketable securities held in the Trust Account of $26,201, and interest income in the operating bank account of $82, offset by formation and operating costs of $376,924 and a provision for income taxes of $171,580. Our formation and operational costs incurred during the period were largely attributed to insurance expense, fees incurred in connection with our administrative services agreement and professional fees.

For the nine months ended September 30, 2022, we had a net loss of $1,804,346, which consists of formation and operating costs of $2,785,747 and a provision for income taxes of $171,580, offset by interest on marketable securities held in the Trust Account of $1,142,058, an unrealized gain on marketable securities held in the Trust Account of $10,798 and interest income on the operating bank account of $125. Our formation and operational costs incurred during the quarter were largely attributed to expenses related to our search for a Business Combination target.

For the three months ended September 30, 2021, we had a net loss of $0.

For the nine months ended September 30, 2021, we had a net loss of $1,124, which consists of formation and operating costs.

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

For the nine months ended September 30, 2022, cash used in operating activities was $853,664. Net loss of $1,804,346 was affected by interest on marketable securities held in the Trust Account of $1,142,058 and an unrealized gain on marketable securities held in the Trust Account of $10,798. Changes in operating assets and liabilities reflected a source of cash of $2,103,538 from operating activities during such period.

For the nine months ended September 30, 2021, cash used in operating activities was $1,001. Net loss of $1,124 was affected by changes in operating assets and liabilities provided $123 of cash for operating activities.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $167,500,105 (including approximately $850,105 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. From inception through September 30, 2022, we withdrew an aggregate of $320,000 in interest earned from the Trust Account to pay for taxes.

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

As of September 30, 2022, we had cash of $572,965 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Going Concern

As of September 30, 2022, we had $572,965 in our operating bank accounts, $167,500,105 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $1,055,179, which excludes franchise taxes payable of $30,000 and income taxes payable of $171,580 of which such amount will be paid from interest earned on the Trust Account as well as $3,203 of franchise taxes paid out of operating funds not yet reimbursed by the Trust Account. As of September 30, 2022, $850,105 of the amount on deposit in the Trust Account represented interest income that is available to pay the Company’s tax obligations.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Net Income (Loss) per Common Share

Net income (loss) per common share of common stock is computed by dividing net income (loss) by the weighted average number of common shares issued and outstanding during the period. Subsequent measurement of the redeemable shares of Class A common stock is excluded from income (loss) per ordinary share as the redemption value approximates fair value. We calculate our earnings per share to allocate net income (loss) pro rata to shares of Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (losses) of our Company.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Were we considered to be a “foreign person,” we might not be able to complete an initial Business Combination with a U.S. target company if such initial Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If a potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if a potential initial Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. The Sponsor is a U.S. entity, the manager of the Sponsor is a U.S. entity, such manager’s general partner is a U.S. entity and the managing member of such general partner is a U.S. person. However, if CFIUS has jurisdiction over our initial Business Combination, CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” the foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial Business Combination could be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, the public stockholders may only receive $10.10 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial Business Combination and liquidate.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete its initial business combination within 24 months after such date. If we do not enter into a definitive initial business combination agreement within 18 months after the effective date of our IPO Registration Statement and do not complete our initial Business Combination within 24 months of such date (subject to the approval of an extension by our stockholders), it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement (subject to the approval of an extension by our stockholders), instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of an initial Business Combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement (subject to the approval of an extension by our stockholders), we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary (subject to the approval of an extension by our stockholders), the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary (subject to the approval of an extension by our stockholders), and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial Business Combination, certain amendments to our charter or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial Business Combination, certain amendments to our charter or otherwise, (ii) the structure of the initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial Business Combination (or otherwise issued not in connection with the initial Business Combination but issued within the same taxable year of the initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial Business Combination and in our ability to complete our initial Business Combination.

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

On October 13, 2021, we consummated our Initial Public Offering of 15,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $150,000,000. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable 30 days after the consummation of our initial Business Combination and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

Date: October 28, 2022	By:	/s/ George J. Schultze
	Name:	George J. Schultze
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2022	By:	/s/ Gary M. Julien
	Name:	Gary M. Julien
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)