Form 10-K
period 2022-12-31
Schultze Special Purpose Acquisition Corp. II
filed 2023-02-27
CIK 1843100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $162,360,000 (based on the closing sales price of the Class A common stock on June 30, 2022 of $9.84, as reported on the Nasdaq Global Market).

As of February 27, 2023, there were 16,500,000 shares of Class A common stock, par value $0.0001 per share, and 4,125,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report may constitute “forward-looking statements” for purposes of federal securities laws, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete a business combination;

●	our pool of prospective target businesses;

●	our ability to maintain the listing of our securities on The Nasdaq Stock Market LLC (“Nasdaq”) or another national securities exchange prior to or following our initial business combination;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, recent increases in inflation and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential changes in control if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

●	our use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance, including following our initial business combination.

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

We incurred $15,892,398 of transaction costs, consisting of $2,475,000 in underwriting fees, $6,600,000 in deferred underwriting fees, $541,773 of other offering costs and expenses related to our initial public offering, and $6,275,625 for the fair value of the founder shares attributable to our anchor investors. As of December 31, 2022, we had $366,794 in our operating bank accounts, $168,830,546 of cash and marketable securities held in the trust account to be used for our initial business combination or to repurchase or redeem stock in connection therewith and working capital deficit of $1,638,300, which excludes franchise taxes payable of $40,050 and income taxes payable of $25,184, of which such amount will be paid from interest earned on the trust account as well as $3,203 of franchise taxes paid out of operating funds not yet reimbursed from the trust account.

Our units began trading on October 8, 2021 on the Nasdaq Global Market under the symbol “SAMAU.” Commencing on November 29, 2021, the Class A common stock and warrants comprising the units began separate trading on Nasdaq under the symbols “SAMA” and “SAMAW,” respectively. Those units not separated continue to trade on Nasdaq under the symbol “SAMAU.”

Business Strategy

Our sponsor is an affiliate of Schultze Asset Management, LP (“Schultze Asset Management”), an alternative investment management firm founded in 1998 that primarily focuses on distressed, special situation and event-driven securities. Schultze Asset Management’s investment objective is to achieve exceptional risk-adjusted capital appreciation through investments in various securities of companies in financial and/or legal distress or which have recently emerged from financial reorganizations or lawsuits. Since inception, the firm has executed over $7.4 billion in investment transactions across numerous market cycles. At the core of the firm’s strategy is deep-rooted, credit- and equity-based fundamental analysis, leveraging the team’s distressed, legal, bankruptcy and financial expertise. Schultze Asset Management believes that distressed securities can often be purchased at discounts to intrinsic value given the complexities surrounding their restructuring. The firm complements its liquid investment strategy with illiquid investments where it has taken an active approach to managing such investments often through participation on credit committees, liquidating trusts and board positions. The firm has successfully deployed its active investment strategy in 12 companies involving approximately $475.0 million of invested capital, with 11 of such investments monetized to date. Said investments have generated $716 million of realized and unrealized gains, including $715 million realized as of December 31, 2022, representing an internal rate of return (IRR) of 26.3%.(1)

Schultze Asset Management and members of our management team have significant experience in identifying, investing in and operating businesses that are experiencing some level of financial distress or have successfully emerged from a financial re-organization. As a result of the success with Schultze Special Purpose Acquisition Corp. (“Schultze I”), a special purpose acquisition company (“SPAC”) that completed its initial public offering in December 2018 and consummated a business combination with Clever Leaves Holdings Inc. (NASDAQ: CLVR) (“Clever Leaves”) in December 2020, our management team has significantly expanded its capability to focus on investment opportunities in select industries where it has significant background and expertise. Such industries include but are not exclusive to aerospace & defense, communications infrastructure, consumer/food & beverage, healthcare, industrial growth, media & entertainment and technology. We believe our affiliation with Schultze Asset Management and the significant financial and operational expertise of our team, which includes our Strategic Advisors, provide us with important competitive advantages for sourcing, pursuing and evaluating an initial business combination within our target universe and creating value following such combination. We also believe Stifel, through its wholly-owned subsidiary, Miller Buckfire, a leading investment bank focused on providing strategic and financial advisory services in financial restructurings, recapitalizations and other complex situations, will be of tremendous assistance in helping us identify and evaluate potential business combination candidates.

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

(1)	Includes only those investments where Schultze Asset Management was or is “Actively Involved”, invested long, and invested over $10 million. Does not include short sold companies, exchange traded funds (ETFs), companies in the retail sector, leverage or margin borrowings, management and incentive fees, professional fees, and other trading expenses. Such Actively Involved investments reflect a period of performance from 2003 through December 31, 2022.

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

Following our initial business combination, we, including our Strategic Advisors, intend to assist the target company in creating shareholder value which may include through board and/or senior management representation. In the case of Clever Leaves, George J. Schultze, our Chairman, President and CEO, and Gary M. Julien, our Executive Vice President, Chief Financial Officer and director, are two of five directors of the company. As a result of our team’s experience, we believe we can add value post-transaction to ensure proper corporate governance and alignment of management incentives, develop an operational and financial strategy to pursue continued organic and inorganic growth initiatives and to assist with capital raising and capital structure optimization.

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

●	Enterprise Value: While we initially intended to focus our efforts on seeking and completing an initial business combination with an enterprise that has a value of between $750.0 million to $1.25 billion, we have been evaluating companies with an enterprise value below this range as a result of current market conditions;

●	Financial Well-Being: We expect to primarily target an initial business combination with solid financial fundamentals, despite prior mis-steps which can often occur through previously excessive leverage, challenging industry conditions, material litigation, regulatory shifts, macroeconomic events, performance disruptions, lack of management execution or any combination thereof;

●	Leading Industry Market Position: We intend to pursue companies whose products or services have leading positions within their respective markets with sustainable competitive advantages and natural barriers to market entry;

●	Solid Free Cash Flow Generation: We seek to acquire an established company with attractive operating margins, strong free cash flow generation and solid recurring revenue streams;

●	Strong Management Team: We seek to acquire a target business with an experienced management team and a proven track record of execution;

●	Favorable Industry Outlook: We seek to acquire a target business where the end user markets of such target business’ products or services have a favorable growth outlook, which may include the aerospace & defense, communications infrastructure, consumer/food & beverage, healthcare, industrial growth, media & entertainment and technology industries;

●	Performance Catalysts: We intend to solicit target companies that have clearly identifiable opportunities to execute on growth initiatives following the initial business combination;

●	Market Fragmentation: We intend to seek business combinations that have significant opportunities for selective strategic acquisitions and partnerships that can complement an organic growth strategy; and

●	Benefit from Being a Public Company: We intend to acquire a business that can benefit from being publicly-traded and can effectively utilize broader access to capital.

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

We have until April 13, 2023 (or such later date as may be approved by our stockholders) to consummate an initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until at least April 13, 2023 (or such later date as may be approved by our stockholders) in order to be able to receive a pro rata share of the trust account.

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

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until April 13, 2023. If we have not completed an initial business combination, or effected an extension, by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account not previously released to us (net of taxes payable and $150,000 for any dissolution or liquidation related expenses, as applicable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account not previously released to us (net of taxes payable and $150,000 for any dissolution or liquidation related expenses, as applicable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following April 13, 2023 (or such later date as may be approved by our stockholders), and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after April 13, 2023 (or such later date as may be approved by our stockholders), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any employees prior to the consummation of a business combination.

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

We were required to evaluate and report on our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risk Factor Summary

●	We may not be able to complete our initial business combination by April 13, 2023 (or such later date as may be approved by our stockholders), in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares for cash.

●	Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●	We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

●	Our outstanding warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

●	We may issue additional shares of capital stock or debt securities to complete a business combination, or issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination, which would dilute the equity interest of our stockholders and likely present other risks.

●	The ability of our public stockholders to exercise their redemption rights, or sell their shares to us in a tender offer, with respect to a large number of our shares may not allow us to effectuate the most desirable business combination or optimize our capital structure.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

●	Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic, the invasion of Ukraine by Russia and resulting sanctions, recent increases in inflation and the status of debt and equity markets.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	There may be tax consequences to our business combinations that may adversely affect us.

●	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

●	Certain of our officers and directors have, and any of our officers and directors or their affiliates may in the future have, outside fiduciary and contractual obligations and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

●	A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by at least 50% of the then outstanding public warrants.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of our sponsor, or if our sponsor does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

●	Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

●	Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination. Our public stockholders will not have the right to elect or remove directors prior to the consummation of our initial business combination.

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

Risks Related to Searching for and Consummating a Business Combination

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $366,794 in our operating bank accounts, $168,830,546 of cash and marketable securities held in the trust account to be used for our initial business combination or to repurchase or redeem stock in connection therewith and working capital deficit of $1,638,300, which excludes franchise taxes payable of $40,050 and income taxes payable of $25,184, of which such amount will be paid from interest earned on the trust account as well as $3,203 of franchise taxes paid out of operating funds not yet reimbursed from the trust account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to consummate an initial business combination will be successful. We have determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should our initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

If the net proceeds of our initial public offering and the private placements of the private placement warrants not being held in the trust account are insufficient to allow us to operate until April 13, 2023 (or such later date as may be approved by our stockholders), we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until April 13, 2023, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, or if our stockholders approve an extension to the time period in which we must consummate our initial business combination, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, officers, directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. If we do not complete a business combination, the loans will be forgiven.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the invasion of Ukraine by Russia and the resulting sanctions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination, including as a result of measures imposed to limit recent increases in inflation in the United States and elsewhere. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

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

The requirement that we complete an initial business combination by April 13, 2023 (or such later date as may be approved by our stockholders) may give potential target businesses leverage over us in negotiating a business combination.

We have until April 13, 2023 (or such later date as may be approved by our stockholders) to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

On December 27, 2022, the Treasury released Notice 2023-2, which provides taxpayers with interim guidance on the excise tax that may be relied upon until the IRS issues proposed Treasury regulations on such matter. Notice 2023-2 includes as one of its exceptions to the excise tax a distribution in complete liquidation of a “covered corporation”, such as ours, to which Sec. 331 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), applies (so long as Sec. 332(a) of the Code also does not also apply). Although it remains uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with our initial business combination or in the event we do not consummate our initial business combination by April 13, 2023 (or such later date as may be approved by our stockholders), we would not expect the excise tax to apply to redemptions of our public shares that occur during a taxable year in which we completely liquidate under Sec. 331 of the Code.

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial business combination, certain amendments to our amended and restated certificate of incorporation or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, certain amendments to our amended and restated certificate of incorporation or otherwise, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination.

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

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’s home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars, such as the invasion of Ukraine by Russia; and

●	deterioration of political relations with the United States.

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

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

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

Our initial stockholders invested an aggregate of $6,600,000 in our company in connection with our initial public offering, comprised of the $25,000 purchase price for the founder shares and the $6,575,000 purchase price for the private placement warrants. The amount held in the trust account was $168,830,546 as of December 31, 2022, implying a value of approximately $10.23 per public share. The value of the public shares may be significantly diluted as a result of the automatic conversion of the founder shares into shares of Class A common stock upon our completion of an initial business combination.

The following table shows the public stockholders’ and our initial stockholders’ investment per share and how these compare to the implied value of one share of Class A common stock upon the completion of our initial business combination. The following table (i) assumes that (a) our valuation is $168,830,546 (which is the amount held in the trust account as of December 31, 2022), (b) no additional interest is earned on the funds held in the trust account, (c) no public shares are redeemed in connection with our initial business combination and (d) all founder shares are held by our initial stockholders upon completion of our initial business combination, and (ii) does not take into account other potential impacts on our valuation at the time of our initial business combination such as (a) the value of the public warrants and private placement warrants, (b) the trading price of our shares of Class A common stock, (c) business combination transaction costs (including payment of $6,600,000 of deferred underwriting commissions), (d) any equity issued or cash paid to the target’s sellers, (e) any equity issued to other third party investors or (f) the target’s business itself, including its assets, liabilities, management and prospects.

Public shares	16,500,000 shares
Founder shares	4,125,000 shares
Total shares	20,625,000 shares
Total funds in trust(1)	$168,830,546
Public stockholders’ investment per public share(2)	$10.00
Initial stockholders’ investment per founder share(3)(4)	$0.006
Implied value per share of Class A common stock upon completion of the initial business combination	$8.19

(1)	Amount held in the trust account as of December 31, 2022.
(2)	While the public stockholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
(3)	Investment per founder share reflects the forfeiture by our initial stockholders of 1,625,000 founder shares in the aggregate prior to our initial public offering and in connection with the partial forfeiture of the underwriters’ over-allotment option.
(4)	Our initial stockholders’ total investment in the equity of our company, inclusive of the founder shares and the $6,575,000 investment in the private placement warrants, is $6,600,000.

Note that redemptions of public shares in connection with our initial business combination would further reduce the implied value of our Class A common stock. For instance, in the example above, if 50% of the public shares were redeemed in connection with our initial business combination, the implied value per share would be approximately $6.98.

While the implied value of our public shares may be diluted, the implied value of $8.19 per share in the example above would represent a significant implied profit for our initial stockholders relative to the initial purchase price of the founder shares. At $8.19 per share, the 4,125,000 founder shares would have an aggregate implied value of $33,783,750. As a result, even if the trading price of our Class A common stock significantly declines (whether because of a substantial amount of redemptions of our public shares or for any other reason), our initial stockholders will stand to make significant profit on their investment in us. In addition, our initial stockholders could potentially recoup their entire investment in us even if the trading price of our Class A common stock were as low as $1.60 per share and even if the private placement warrants are worthless. As a result, our initial stockholders are likely to make a substantial profit on their investment in us even if we select and consummate an initial business combination that causes the trading price of our Class A common stock to decline, while our public stockholders who purchased their units in our initial public offering could lose significant value in their public shares. Our initial stockholders may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our initial stockholders had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

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

If we are unable to consummate a business combination, our public stockholders may be forced to wait beyond April 13, 2023 (or such later date as may be approved by our stockholders) before receiving distributions from the trust account.

We have until April 13, 2023 (or such later date as may be approved by our stockholders) to complete a business combination. We have no obligation to return funds to investors prior to such date unless (i) we consummate a business combination prior thereto or (ii) we seek to amend our amended and restated certificate of incorporation prior to consummation of a business combination, and only then in cases where investors have properly sought to redeem or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would not be consummated and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would not be consummated is increased. This risk may be increasingly prevalent given recent high levels of redemptions among other SPACs seeking stockholder approval of certain charter amendments or completing their initial business combinations. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we will continue in existence only until April 13, 2023. We may not be able to find a suitable target business and complete our initial business combination, or effect an extension, within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the coronavirus (COVID-19) pandemic persists both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The invasion of Ukraine by Russia and resulting sanctions may also have similar effects, and the impact of such effects on us will depend on future developments that cannot be predicted with any degree of certainty. Additionally, the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, recent increases in inflation and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination, or effected an extension, within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account not previously released to us (net of taxes payable and $150,000 for any dissolution or liquidation related expenses, as applicable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.10” and other risk factors.

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

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, recent increases in inflation and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, or other over-the-counter market, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq, a national securities exchange. We cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination, including following any stockholder redemptions in connection with certain amendments to our amended and restated certificate of incorporation. If our securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. However, if this were to occur, we could face significant material adverse consequences, including:

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

Our amended and restated certificate of incorporation provides that we will continue in existence only until April 13, 2023. If we have not completed a business combination, or effected an extension, by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account not previously released to us (net of taxes payable and $150,000 for any dissolution or liquidation related expenses, as applicable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of February 27, 2023, there were 168,675,000 and 15,875,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock. As of February 27, 2023, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein and in our final prospectus, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies, or SPACs, and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of an initial business combination or our liquidation, we may be able to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act. Following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement (subject to the approval of an extension by our stockholders), instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial business combination or liquidation of our company. Following such liquidation of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement (subject to the approval of an extension by our stockholders), we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary (subject to the approval of an extension by our stockholders), the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate our company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary (subject to the approval of an extension by our stockholders), and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our company. As of the date of this report, we have not yet made any such determination to liquidate the securities held in the trust account.

Were we considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If a potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if a potential initial business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. Our sponsor is a U.S. entity, the manager of our sponsor is a U.S. entity, such manager’s general partner is a U.S. entity and the managing member of such general partner is a U.S. person. However, if CFIUS has jurisdiction over our initial business combination, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” the foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial business combination could be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Compliance with the Sarbanes-Oxley Act will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

We were required to evaluate and report on our internal control procedures for the fiscal year ended December 31, 2022 as required by Section 404 of the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or attacks. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

Holders of Record

On February 27, 2023, there was one holder of record of our units, one holder of record of our Class A common stock, eleven holders of record of our Class B common stock and three holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and, subsequent to our initial public offering, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2022, we had a net loss of $920,680, which consists of operating costs of $3,125,483 and a provision for income taxes of $467,748, offset by interest earned on marketable securities held in the trust account of $1,274,372, an unrealized gain on marketable securities held in the trust account of $1,397,925 and interest income earned on our bank account of $254.

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

For the year ended December 31, 2022, cash used in operating activities was $1,248,835. Net loss of $920,680 was affected by interest earned on marketable securities held in the trust account of $1,274,372, an unrealized gain on marketable securities held in the trust account of $1,397,925 and a deferred tax liability of $293,654. Changes in operating assets and liabilities reflected a source of cash of $2,050,578 from operating activities during such period.

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

As of December 31, 2022, we had cash and marketable securities held in the trust account of $168,830,546 (including approximately $1,274,372 of interest income, and an unrealized gain of $1,397,925) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. From inception through December 31, 2022, we withdrew an aggregate of $509,000 in interest earned from the trust account to pay for taxes.

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

As of December 31, 2022, we had cash of $366,794 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Going Concern

As of December 31, 2022, we had $366,794 in our operating bank accounts, $168,830,546 of cash and marketable securities held in the trust account to be used for our initial business combination or to repurchase or redeem stock in connection therewith and working capital deficit of $1,638,300, which excludes franchise taxes payable of $40,050 and income taxes payable of $25,184, of which such amount will be paid from interest earned on the trust account as well as $3,203 of franchise taxes paid out of operating funds not yet reimbursed from the trust account. As of December 31, 2022, $2,180,546 of the amount on deposit in the trust account represented interest income that is available to pay our tax obligations.

We may raise additional capital through loans or additional investments from our sponsor or our stockholders, officers, directors, or third parties. Our officers and directors, our sponsor or their affiliates may but are not obligated to loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of our initial business combination or April 13, 2023, the deadline to complete our initial business combination pursuant to our amended and restated certificate of incorporation (unless otherwise amended by stockholders).

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

If we do not consummate our initial business combination, or effect an extension, by April 13, 2023, there will be a mandatory liquidation and subsequent dissolution of our company. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should our initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 13, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

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

Net Loss per Common Share

Net loss per common share of common stock is computed by dividing net loss by the weighted average number of common shares issued and outstanding during the period. Subsequent measurement of the redeemable shares of Class A common stock is excluded from loss per ordinary share as the redemption value approximates fair value. We calculate our earnings per share to allocate net loss pro rata to shares of Class A and Class B common stock. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the losses of our company.

Income Taxes

We account for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. We also recognized accrued interest and penalties related to unrecognized tax benefits as income tax expense. We have identified the United States as our only “major” tax jurisdiction. We are subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
George J. Schultze	53	Chairman, President and Chief Executive Officer
Gary M. Julien	53	Executive Vice President, Chief Financial Officer and Director
Scarlett Du	55	Secretary
William G. LaPerch	67	Director
William T. Allen	66	Director
John J. Walker	70	Director

George J. Schultze

George J. Schultze, J.D., has been our Chairman, President and CEO since our founding on December 15, 2020. Mr. Schultze is also the Managing Member, Chairman of Investment Committee and Chairman of Strategy Committee and Founder at Schultze Asset Management. Mr. Schultze also served as Chairman, CEO and President of Schultze I, from June 2018 until its business combination with Clever Leaves in December 2020. Mr. Schultze is known as a foremost authority within the distressed and special situations industry with nearly 25 years of related experience. Mr. Schultze is often interviewed and quoted in the media, including CNBC and Bloomberg, and has published numerous articles in Forbes on special situations investing and high-profile reorganizations as a contributing writer since 2013. He is also a frequent speaker at industry conferences and graduate business schools. Mr. Schultze is the author of The Art of Vulture Investing: Adventures in Distressed Securities Management (Wiley Finance, 2012). He has previously served as board director or liquidation trust or creditor committee member at American Plumbing & Mechanical, Armstrong World Industries, Atkins Nutritional, Breed Technologies, Chrysler, Collins & Aikman, General Chemical Group, Home Products International, Horizon Natural Resources, Interstate Bakeries, Le Nature’s, M. Fabrikant & Sons, Pineapple Grove, Power Plumbing, Resurrection Foundation, The Hedge Fund Association, Tropicana Entertainment, Tweeter Home Entertainment, Twinlab, Ultra Petroleum, United Airlines, US Timberlands, Washington Group International, and Werner Co. Mr. Schultze has served on the Litigation Trust Subcommittee for Tropicana Entertainment since July 2009. Prior to founding Schultze Asset Management in 1998, Mr. Schultze focused on distressed and special situations investing at MD Sass. Before that, he was employed at Fiduciary Partners (a fund of funds), the Law Firm of Mayer Brown & Platt and at Merrill Lynch. Mr. Schultze has served as a member of the board of directors of Clever Leaves since February 2022. Mr. Schultze earned an M.B.A. from Columbia Business School and a J.D. from Columbia Law School. He also received a B.A., with a joint major in Economics and Political Science and the Henry Rutgers Scholar distinction, from Rutgers, The State University of New Jersey.

Gary M. Julien

Gary M. Julien has been our Executive Vice President since January 2021, our Chief Financial Officer since March 2022 and has served as one of our directors since October 2021. Mr. Julien is also a Managing Director, Acquisitions at Schultze Asset Management. Mr. Julien served as Executive Vice President of Schultze I from September 2018, and also as a director from December 2018, until its business combination with Clever Leaves in December 2020. Mr. Julien has over 20 years of M&A, SPAC and public and private equity investment experience across a variety of industries. Mr. Julien previously led and supported M&A initiatives on behalf of entities controlled by Mario J. Gabelli, Chairman, and CEO of GAMCO Investors, Inc., including as Executive Vice President, Corporate Development for PMV Acquisition Corp., LICT Corporation and CIBL, Inc. From November 2009 through 2014, Mr. Julien was Senior Vice President at Bronson Point Management, an investment management firm, where he originated, oversaw and analyzed public market investments helping to the firm grow from approximately $70 million in asset under management at launch in 2010 to $1.9 billion in 2014. From 2007 through 2009, Mr. Julien led and supported M&A and corporate finance initiatives for the private investment firm Kanders & Company, Inc. and its affiliates including as Vice President, Corporate Development of Kanders & Company, Clarus Corp. and Highlands Acquisition Corp. From 2003 through 2006, Mr. Julien was Vice President, Corporate Development for Armor Holdings, Inc., an aerospace and defense company and portfolio company of Kanders & Company, where he oversaw mergers, acquisitions and divestitures for the company, executing 15 transactions during this period and investing approximately $1.2 billion. During this period of time, Armor Holdings’ revenue grew from $305 million to $2.4 billion prior to its sale to BAE Systems plc in July 2007 for $4.5 billion. Mr. Julien previously worked at Global Crossing Ltd. where he led and supported several M&A, joint ventures and minority investments. Mr. Julien has served as a member of the board of directors of Clever Leaves since December 2020. Mr. Julien received an M.B.A. with honors in Finance from Columbia Business School and a B.S. from the Newhouse School of Communications at Syracuse University.

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

William G. LaPerch

William G. LaPerch has served as one of our directors since October 2021. Mr. LaPerch has served as President of LaPerch Consulting, LLC (a provider of consulting services to private equity firms) since September 2012. Mr. LaPerch served as a director of Schultze I from December 2018 until its business combination with Clever Leaves in December 2020. From July 2016 to December 2019, Mr. LaPerch served as Executive Chairman of Hylan Inc., a provider of specialty contracting services in the New York City region for telecommunications providers and municipal organizations. From 2004 to 2012, Mr. LaPerch served as the President and Chief Executive Officer and a member of the board of directors of AboveNet, Inc., then a publicly-traded provider of bandwidth infrastructure services, prior to which he served as Senior Vice President Operations. At AboveNet he was responsible for guiding the company out of Chapter 11 (AboveNet emerged from protection under Chapter 11 of the U.S. Bankruptcy Code effective September 2003) and establishing the company as a profitable and recognized leader in providing optical connectivity solutions for Fortune 1000 companies. In March 2012, AboveNet was acquired by Zayo Group Holdings for $2.2 billion. Before joining AboveNet, Mr. LaPerch served as Senior Vice President of Network Services at MCI and he also held executive positions at NYNEX. Mr. LaPerch has served on the boards of Digital Realty Trust (NYSE: DLR) since March 2013 and Windstream (formerly NASDAQ: WIN) since September 2014 and was on the board of Imation, Inc. (NYSE: IMN) from November 2012 to August 2015. Mr. LaPerch also serves as a board member and advisor to several privately held companies including First Light Fiber, South Reach Networks and ITG Construction Services. Mr. LaPerch is a graduate of the United States Military Academy at West Point and received his M.B.A. from Columbia Business School.

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

David M. Brantner, Strategic Advisor — Aerospace & Defense

Mr. David M. Brantner is a Senior Executive with 30 years of experience in Aerospace and currently serves as the CEO of Alpine Advanced Materials, a privately-held thermoplastic component company based in Dallas, Texas. Over 20 years of his career was with United Technologies, Pratt & Whitney where he led many groups including Strategic Sourcing, Group Strategy, Mergers and Acquisitions, and ultimately became President of the $7B Commercial Engines Division. Under his tenure, Pratt & Whitney Commercial Engines completed certification and entry into service of the PW1000G Geared Turbofan series which represents significant improvements in fuel burn, noise and emissions for the commercial aircraft industry. While leading the M&A function, the group completed over 30 transactions in 17 different countries. He served in the chief customer role for UTC Aerospace Systems (now Collins Aerospace), representing the $15B division to major OEM aircraft manufacturers. Mr. Brantner was also President of GKN Aerospace, a large structures and systems provider in the UK with 53 manufacturing locations globally. More recently, he led the strategic re-alignment of Bombardier’s Commercial Aircraft division as a consultant to the CEO. He is currently a Board Member of Nordam, the advanced aerospace component manufacturing and repair company. Mr. Brantner holds a Master’s Degree in Management from Purdue University, an MBA from ESC Rouen in France, and a Bachelor’s Degree in Business Administration from Northeastern University.

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

Christopher B. Harned, Strategic Advisor — Consumer

Mr. Christopher B. Harned is Managing Partner and Co-Founder of Windhover Capital, a private equity firm focused on control investments in the consumer products sector, with a specialization in food, beverage and pet. Prior to founding Windhover in 2020, he was a Partner at Arbor Private Investment Company, having joined Arbor in 2016. He previously served as Managing Director of M&A at Nomura Securities International since 2014, where he was Head of its Consumer Americas business. Previously, he served as a Managing Director of M&A at Robert W. Baird & Co. Incorporated., beginning in 2011, where he focused on strategic advisory services, including mergers and acquisitions and equity, in the consumer sector. Beginning in 2001, he served as the Managing Director, Partner and Head of the Consumer Products Group at The Cypress Group, where he was responsible for investments and where he built the Consumer Products investment strategy. He was with Lehman Brothers in the U.S. and Europe from 1985 through 2001, ultimately serving as Head of Global Consumer M&A. Mr. Harned is a Director of Titan Frozen Fruit, Quad/Graphics, Inc., Lakeview Farms, Inc. and Southeastern Meats, Inc. He served as a Director of Freshpet, Inc. from October 2006 to December 2018. He served as a Non-Executive Director of Danka Business Systems PLC from March 2002 to February 2009. Mr. Harned was a Board Member of bswift, LLC, Brand Connections, Meow Mix, North American Midway Entertainment, Philadelphia Media Group and Stone Canyon Entertainment. He has several decades of experience in Consumer Products private equity and investment banking. Mr. Harned holds a B.A. in History from Williams College.

John M. Payne, Strategic Advisor — Technology

Mr. John M. Payne has been the Managing Director of Concentrate, LLC, a consulting and turnaround company, since 2002 where he served as Executive Chairman, interim CEO, turnaround management and a member of the board of directors for multiple private companies in internet software and cybersecurity, resulting in sales to large public and private technology companies. He also serves as Executive Chairman of GIGXR, Inc., an early stage extended reality medical training business serving medical and nursing schools, hospitals, higher education and the U.S. Department of Defense and CEO and Chairman of Croquet Corporation, a provider of operating systems and infrastructure for the Metaverse. Mr. Payne has significant public company executive experience as the former CEO of two public Internet software companies, Stamps.com (STMP), where he also served as Chairman, and Day Software (SW: DAYN). While at Stamps, he led the development of its operating business and its $65 million IPO and a $365 million secondary offering co-managed by Goldman Sachs and Salomon Smith Barney. He has extensive experience in assisting strategic redirection to build, turnaround or consolidate enterprise and consumer Internet software and SaaS companies, where he has over 20 years of experience assisting Venture Capital and Private Equity investors when assets are troubled or underperforming. He served as Chairman and CEO of SimpleAir, Inc., a technology licensing company, from 2004 to 2020. Mr. Payne is an Inventor who has been awarded more than 25 patents by the USPTO covering Internet, cybersecurity and digital mail plus wireless technologies which are widely licensed across the smartphone industry. Mr. Payne holds a B.A. in Economics from University of California, Irvine.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 27, 2023, by:

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

We have based our calculation of the percentage of beneficial ownership on 20,625,000 shares of common stock outstanding on February 27, 2023, consisting of 16,500,000 shares of Class A common stock and 4,125,000 shares of Class B common stock.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Schultze Special Purpose Acquisition Sponsor II, LLC(2)(3)	—	—	3,736,000	90.6%	18.1%
George J. Schultze(2)(3)	—	—	3,736,000	90.6%	18.1%
Gary M. Julien	—	—	—	—	—
Scarlett Du	—	—	—	—	—
William G. LaPerch(2)	—	—	25,000	*	*
William T. Allen(2)	—	—	25,000	*	*
John J. Walker(2)	—	—	25,000	*	*
All directors and executive officers as a group (6 individuals)	—	—	3,811,000	92.4%	18.5%
D. E. Shaw Valence Portfolios, L.L.C.(4)	1,485,000	9.0%	—	—	7.2%
Magnetar Financial LLC(5)	1,485,000	9.0%	—	—	7.2%
RiverNorth Capital Management, LLC(6)	1,485,000	9.0%	—	—	7.2%
Polar Asset Management Partners Inc.(7)	1,408,700	8.5%	—	—	6.8%
Atalaya Capital Management LP(8)	1,206,859	7.3%	—	—	5.9%
Radcliffe Capital Management, L.P.(9)	983,432	6.0%	—	—	4.8%
Highbridge Capital Management, LLC(10)	884,539	5.4%	—	—	4.3%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 800 Westchester Avenue, Suite S-632, Rye Brook, New York 10573.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	Represents shares held by our sponsor directly and indirectly through its subsidiary, SAMA Sponsor II Subsidiary, LLC (the “Sponsor Subsidiary”), as managing member of the Sponsor Subsidiary. Schultze Asset Management is the manager of our sponsor, and Schultze Master Fund, Ltd is the majority owner of our sponsor. Each of Schultze Asset Management and Schultze Master Fund, Ltd is controlled by George J. Schultze. Accordingly, Mr. Schultze may be deemed to beneficially own all of the reported shares. Mr. Schultze disclaims beneficial ownership of any securities held by our sponsor or the Sponsor Subsidiary except to the extent of his pecuniary interest therein. Our sponsor also disclaims beneficial ownership of the securities held by the Sponsor Subsidiary except to the extent of its pecuniary interest therein.

(4)	According to a Schedule 13G filed with the SEC on October 25, 2021, on behalf of D. E. Shaw Valence Portfolios, L.L.C., D. E. Shaw & Co., L.L.C., D. E. Shaw & Co., L.P. and David E. Shaw. The reported shares are held directly by D. E. Shaw Valence Portfolios, L.L.C. By virtue of Mr. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C., and by virtue of Mr. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C., Mr. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the reported shares and, therefore, Mr. Shaw may be deemed to be the beneficial owner of such shares. Mr. Shaw disclaims beneficial ownership of such shares. The business address of this stockholder is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(5)	According to a Schedule 13G/A filed with the SEC on February 9, 2023, on behalf of Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (“Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”) and David J. Snyderman. The reported shares are held for certain funds (collectively, the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The business address of this stockholder is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(6)	According to a Schedule 13G filed with the SEC on February 15, 2022, on behalf of RiverNorth Capital Management, LLC. The business address of this stockholder is 325 N. LaSalle Street, Ste. 645, Chicago, Illinois 60654.

(7)	According to a Schedule 13G filed with the SEC on February 11, 2022, on behalf of Polar Asset Management Partners Inc. (“Polar”). Polar serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the reported shares directly held by PMSMF. The business address of this stockholder is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(8)	According to a Schedule 13G/A filed with the SEC on December 14, 2021, on behalf of Atalaya Special Purpose Investment Fund II LP (“ASPIF II”); ACM ASOF VII (Cayman) Holdco LP (“ASOF”); ACM Alameda Special Purpose Investment Fund II LP (“Alameda”); ACM Alamosa (Cayman) Holdco LP (“Alamosa”); Atalaya Capital Management LP (“ACM”); Corbin ERISA Opportunity Fund, Ltd. (“CEOF”); Corbin Capital Partners GP, LLC (“Corbin GP”); and Corbin Capital Partners, L.P. (“CCP”). The shares are directly held by ASPIF II, ASOF, Alameda, Alamosa and CEOF. As ASPIF II, ASOF, Alameda and Alamosa’s investment manager, ACM has the power to vote and direct the disposition of all shares held by ASPIF II, ASOF, Alameda and Alamosa. As CEOF’s investment manager, CCP has the power to vote and direct the disposition of all shares held by CEOF. CEOF, Corbin GP and CCP disclaim beneficial ownership over the shares held directly by ASPIF II, ASOF, Alameda and Alamosa. ASPIF II, ASOF, Alameda, Alamosa and ACM disclaim beneficial ownership over the shares held directly by CEOF. The business address of this stockholder is One Rockefeller Plaza, 32nd Floor, New York, NY 10020.

(9)	According to a Schedule 13G/A filed with the SEC on February 14, 2022, on behalf of Radcliffe Capital Management, L.P. (“RCM”), RGC Management Company, LLC (“RGC”), Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. (“RSMF”) and Radcliffe SPAC GP, LLC (“RSG”). RCM is the relevant entity for which RGC, Mr. Katznelson and Mr. Hinkel may be considered control persons. RSMF is the relevant entity for which RSG, Mr. Katznelson and Mr. Hinkel may be considered control persons. The business address of this stockholder is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(10)	According to a Schedule 13G filed with the SEC on February 2, 2023, on behalf of Highbridge Capital Management, LLC (“Highbridge”). Highbridge serves as the investment adviser to certain funds and accounts (the “Highbridge Funds”) with respect to the reported shares that are directly held by the Highbridge Funds. The Schedule 13G provides that such filing should not be construed as an admission that Highbridge is, for purposes of Section 13 of the Exchange Act, the beneficial owner of such reported shares. The business address of this stockholder is 277 Park Avenue, 23rd Floor, New York, New York 10172.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021 totaled $93,910 and $110,725, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021.

Tax Fees. We paid Marcum $17,510 for tax planning and tax advice for the year ended December 31, 2022. We did not pay Marcum for tax planning and tax advice for the period from January 1, 2021 (commencement of operations) through December 31, 2021.

All Other Fees. We paid Marcum $50,000 for tax due diligence advisory services in connection with the evaluation of potential business combination targets for the year ended December 31, 2022; however, we did not pay Marcum for other services and for the period from January 1, 2021 (commencement of operations) through December 31, 2021.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated October 7, 2021, among the Company, Stifel, Nicolaus & Company, Incorporated and Mizuho Securities USA LLC
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Certificate of Change of Registered Agent and/or Registered Office
3.3(3)	Bylaws
4.1(4)	Specimen Unit Certificate
4.2(3)	Specimen Class A Common Stock Certificate
4.3(4)	Specimen Warrant Certificate
4.4(1)	Warrant Agreement, dated October 7, 2021, between the Company and Continental Stock Transfer & Trust Company
4.5(5)	Description of Securities
10.1(3)	Securities Subscription Agreement, dated January 15, 2021, between the Company and Schultze Special Purpose Acquisition Sponsor II, LLC
10.2(4)	Amended and Restated Promissory Note, dated June 30, 2021, issued to Schultze Special Purpose Acquisition Sponsor II, LLC
10.3(1)	Letter Agreement, dated October 7, 2021, among the Company, Schultze Special Purpose Acquisition Sponsor II, LLC, the initial stockholders and each of the Company’s officers and directors
10.4(1)	Investment Management Trust Agreement, dated October 7, 2021, between the Company and Continental Stock Transfer & Trust Company
10.5(1)	Registration Rights Agreement, dated October 7, 2021, among the Company and certain securityholders
10.6(1)	Warrant Purchase Agreement, dated October 7, 2021, between the Company and Schultze Special Purpose Acquisition Sponsor II, LLC
10.7(1)	Warrant Purchase Agreement, dated October 7, 2021, between the Company and Stifel Venture Corp.
10.8(1)	Administrative Services Agreement, dated October 7, 2021, between the Company and Schultze Special Purpose Acquisition Sponsor II, LLC
10.9(3)	Form of Indemnity Agreement
14(3)	Code of Ethics
24*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(3)	Audit Committee Charter
99.2(3)	Compensation Committee Charter
99.3(3)	Nominating Committee Charter
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40891), filed with the SEC on October 14, 2021.
(2)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40891), filed with the SEC on March 22, 2022.
(3)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-254018), filed with the SEC on March 9, 2021.
(4)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-254018), filed with the SEC on September 22, 2021.
(5)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K (File No. 001-40891), filed with the SEC on March 17, 2022.

Item 16. Form 10-K Summary.

Not applicable.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Schultze Special Purpose Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Schultze Special Purpose Acquisition Corp. II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

February 27, 2023

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$366,794	$1,106,629
Prepaid expenses	123,418	465,698
Total Current Assets	490,212	1,572,327

Other assets	—	112,418
Cash and marketable securities held in trust account	168,830,546	166,667,249
TOTAL ASSETS	$169,320,758	$168,351,994

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,878,201	$307,505
Income taxes payable	25,184	—
Deferred tax liability	293,564	—
Total Current Liabilities	2,196,949	307,505

Deferred underwriting fee payable	6,600,000	6,600,000
Total Liabilities	8,796,949	6,907,505

Commitments and Contingencies (see Note 6)
Class A common stock subject to possible redemption; 16,500,000 shares issued and outstanding at redemption value at December 31, 2022 and 2021	168,762,109	166,650,000

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; no shares issued and outstanding (excluding 16,500,000 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,125,000 shares issued and outstanding at December 31, 2022 and 2021	412	412
Additional paid-in capital	—	143,327
Accumulated deficit	(8,238,712)	(5,349,250)
Total Stockholders’ Deficit	(8,238,300)	(5,205,511)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$169,320,758	$168,351,994

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021

Formation and operational costs	$3,125,483	$556,006
Stock-based compensation expense	—	143,327
Loss from operations	(3,125,483)	(699,333)

Other income:
Interest income – bank	254	19
Interest earned on marketable securities held in Trust Account	1,274,372	14,751
Unrealized gain on marketable securities held in Trust Account	1,397,925	2,498
Total other income, net	2,672,551	17,268
Loss before provision for income taxes	(452,932)	(682,065)
Provision for income taxes	(467,748)	—
Net loss	$(920,680)	$(682,065)

Basic and diluted weighted average shares outstanding, Class A common stock	16,500,000	3,685,714
Basic and diluted net loss per share, Class A common stock	$(0.04)	$(0.09)

Basic and diluted weighted average shares outstanding, Class B common stock	4,125,000	3,825,000
Basic and diluted net loss per share, Class B common stock	$(0.04)	$(0.09)

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021 (commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000

Sale of 6,575,000 Private Placement Warrants classified as equity	—	—	—	—	6,575,000	—	6,575,000

Fair value of Founder Shares transferred to anchor investors	—	—	—	—	6,275,625	—	6,275,625

Proceeds allocated to Public Warrants classified as equity	—	—	—	—	5,283,847	—	5,283,847

Offering costs allocated to Public and Private Placement Warrants classified as equity	—	—	—	—	(529,025)	—	(529,025)

Forfeiture of Founder Shares	—	—	(187,500)	(19)	19	—	—

Accretion of Class A common stock to redemption value	—	—	—	—	(17,630,035)	(4,667,185)	(22,297,220)

Stock-based compensation expense	—	—	—	—	143,327	—	143,327

Net loss	—	—	—	—	—	(682,065)	(682,065)
Balance – December 31, 2021	—	$—	4,125,000	$412	$143,327	$(5,349,250)	$(5,205,511)

Remeasurement adjustment of Class A common stock subject to redemption	—	—	—	—	(143,327)	(1,968,782)	(2,112,109)

Net loss	—	—	—	—	—	(920,680)	(920,680)
Balance – December 31, 2022	—	$—	4,125,000	$412	$—	$(8,238,712)	$(8,238,300)

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(920,680)	$(682,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,274,372)	(14,751)
Unrealized gain on marketable securities held in Trust Account	(1,397,925)	(2,498)
Provision for deferred taxes	293,564	—
Stock-based compensation expense	—	143,327
Changes in operating assets and liabilities:
Prepaid expenses	342,280	(465,698)
Other Assets	112,418	(112,418)
Accounts payable and accrued expenses	1,570,696	307,505
Income taxes payable	25,184	—
Net cash used in operating activities	(1,248,835)	(826,598)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	509,000	—
Investment of cash in Trust Account	—	(166,650,000)
Net cash provided by (used in) investing activities	509,000	(166,650,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	162,525,000
Proceeds from sale of Private Placement Warrants classified as equity	—	6,575,000
Proceeds from promissory note – related party	—	85,000
Repayment of promissory note – related party	—	(85,000)
Payment of offering costs	—	(541,773)
Net cash provided by financing activities	—	168,583,227

Net Change in Cash	(739,835)	1,106,629
Cash – Beginning of period	1,106,629	—
Cash – End of period	$366,794	$1,106,629
Supplemental Cash Flow Information:
Cash paid for income taxes	$149,000	$—

Non-Cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$—	$166,650,000
Deferred underwriting fee payable	$—	6,600,000
Forfeiture of Founder Shares	$—	(19)
Remeasurement adjustment of Class A common stock to redemption value	$2,112,109	$—

The accompanying notes are an integral part of the financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Schultze Special Purpose Acquisition Corp. II (the “Company”) is a blank check company incorporated in Delaware on December 15, 2020. The Company had no activity for the period from December 15, 2020 (inception) through December 31, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry, the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets, and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Going Concern

As of December 31, 2022, the Company had $366,794 in its operating bank accounts, $168,830,546 of cash and marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $1,638,300, which excludes franchise taxes payable of $40,050 and income taxes payable of $25,184, of which such amount will be paid from interest earned on the Trust Account as well as $3,203 of franchise taxes paid out of operating funds not yet reimbursed from the Trust Account. As of December 31, 2022, $2,180,546 of the amount on deposit in the Trust Account represented interest income that is available to pay the Company’s tax obligations.

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

If the Company does not consummate an initial Business Combination, or effect an extension, by April 13, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 13, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

On December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as Trading Securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through December 31, 2022, the Company withdrew $509,000 of interest earned on the Trust Account to pay its franchise taxes.

Offering Costs

Offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $15,892,398 were charged to additional paid-in capital upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on December 31, 2022 and 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

On December 31, 2022, and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross Proceeds	$165,000,000
Less:
Proceeds allocated to Public Warrants	(5,283,847)
Fair value of Founder Shares transferred to anchor investors (net of offering costs of $200,966 attributable to anchor investors)	(6,074,659)
Class A ordinary share issuance costs	(9,288,714)
Plus:
Measurement adjustment of Class A common stock to redemption value	22,297,220
Class A common stock subject to possible redemption at December 31, 2021	166,650,000
Remeasurement adjustment of Class A common stock to redemption value	2,112,109
Class A common stock subject to possible redemption at December 31, 2022	$168,762,109

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

The Company calculates its losses per share by allocating net loss pro rata to shares of Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the losses of the Company.

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,825,000 shares of Class A common stock in the aggregate. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Year Ended
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(736,544)	$(184,136)	$(334,708)	$(347,357)
Denominator:
Basic and diluted weighted average common share outstanding	16,500,000	4,125,000	3,685,714	3,825,000
Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.09)	$(0.09)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 7, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $25,000 per month for general and administrative services, including office space, utilities, and administrative support. For the years ended December 31, 2022 and 2021, the Company incurred and paid $300,000 and $75,000 in fees for these services, respectively. No amounts remain outstanding as of December 31, 2022.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Working Capital Loans would be forgiven. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were no shares of Class A common stock issued or outstanding, excluding 16,500,000 shares subject to possible redemption.

Class B Common Stock— The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 4,125,000 shares of Class B common stock issued and outstanding.

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

Warrants— As of December 31, 2022 and 2021 there are 8,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022 and 2021, there are 6,575,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants held by Stifel Venture will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A).

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

The Founder Shares granted to the Company’s director nominees and strategic advisors were subject to 100% forfeiture in the event a person(s) no longer remained in such designated position upon the completion of the Initial Public Offering. Following the completion of the Initial Public Offering, such forfeiture is reduced to 50% in the event a person(s) no longer remains in such designated position upon the completion of the Business Combination. There was no stock-based compensation expense recognized for the year ended December 31, 2022. A total of 62,500 shares vested upon consummation of the Initial Public Offering and the Company recognized $143,327 of stock-based compensation expense for the year ended December 31, 2021.

As of December 31, 2022, there are 62,500 shares that remain unvested as the Company determined that a Business Combination is not considered probable. Therefore, the remaining fair value of stock-based compensation expense associated with these shares totaling $143,327 has not been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset (liability)
Net operating loss carryforward	$—	$42,006
Startup and organizational expenses	674,374	74,363
Unrealized gain on marketable securities held in Trust Account	(293,564)	(3,622)
Total deferred tax assets	380,810	112,747
Valuation allowance	(674,374)	(112,747)
Deferred tax asset (liability), net of allowance	$(293,564)	$—

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

The Company’s income tax provision consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$174,184	$—
Deferred	(268,063)	(112,747)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	561,627	112,747
Income tax provision	$467,748	$—

As of December 31, 2022 and 2021, the Company had approximately $0 and $200,000 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $561,627 and $112,747, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021

Statutory federal income tax rate	21.0%	21.0%
Stock-based compensation expense	0.0%	(4.4)%
Meals and entertainment	(0.1)%	(0.1)%
Fines and penalties	(0.2)%	0.0%
Valuation allowance	(124.0)%	(16.5)%
Income tax provision	(103.3)%	0.0%

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Cash and Marketable securities held in Trust Account	1	$168,830,546	$166,667,249

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

Schultze Special Purpose Acquisition Corp. II

Date: February 27, 2023	By:	/s/ George J. Schultze
	Name:	George J. Schultze
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2023	By:	/s/ Gary M. Julien
	Name:	Gary M. Julien
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George J. Schultze and Gary M. Julien, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ George J. Schultze	Chairman, President and Chief Executive Officer	February 27, 2023
George J. Schultze	(Principal Executive Officer)

/s/ Gary M. Julien	Executive Vice President, Chief Financial Officer and Director	February 27, 2023
Gary M. Julien	(Principal Financial and Accounting Officer)

/s/ William G. LaPerch	Director	February 27, 2023
William G. LaPerch

/s/ William T. Allen	Director	February 27, 2023
William T. Allen

/s/ John J. Walker	Director	February 27, 2023
John J. Walker