Form 10-Q
period 2023-03-31
Schultze Special Purpose Acquisition Corp. II
filed 2023-05-08
CIK 1843100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023, there were 9,040,148 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current Assets
Cash	$226,355	$366,794
Prepaid expenses	—	123,418
Total Current Assets	226,355	490,212

Cash and marketable securities held in trust account	170,529,598	168,830,546
TOTAL ASSETS	$170,755,953	$169,320,758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,232,521	$1,878,201
Income taxes payable	655,096	25,184
Deferred tax liability	—	293,564
Total Current Liabilities	2,887,617	2,196,949

Deferred underwriting fee payable	6,600,000	6,600,000
Total Liabilities	9,487,617	8,796,949

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 16,500,000 shares issued and outstanding at redemption value of $10.29 and $10.23 at March 31, 2023 and December 31, 2022, respectively.	169,824,502	168,762,109

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; no shares issued and outstanding (excluding 16,500,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,125,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	412	412
Additional paid-in capital	—	—
Accumulated deficit	(8,556,578)	(8,238,712)
Total Stockholders’ Deficit	(8,556,166)	(8,238,300)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$170,755,953	$169,320,758

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Formation and operational costs	$662,964	$416,563
Loss from operations	(662,964)	(416,563)

Other income (expenses):
Interest income – bank	1,412	26
Interest earned on marketable securities held in Trust Account	1,766,931	41,044
Unrealized loss on marketable securities held in Trust Account	—	(2,628)
Total other income, net	1,768,343	38,442

Income (Loss) before provision for income taxes	1,105,379	(378,121)
Provision for income taxes	(360,852)	—
Net income (loss)	$744,527	$(378,121)

Basic and diluted weighted average shares outstanding, Class A common stock	16,500,000	16,500,000
Basic and diluted net income (loss) per share, Class A common stock	$0.04	$(0.02)

Basic and diluted weighted average shares outstanding, Class B common stock	4,125,000	4,125,000
Basic and diluted net income (loss) per share, Class B common stock	$0.04	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	4,125,000	$412	$—	$(8,238,712)	$(8,238,300)

Remeasurement of Class A common stock to redemption value						(1,062,393)	(1,062,393)

Net income	—	—	—	—	—	744,527	744,527

Balance – March 31, 2023	—	$—	4,125,000	$412	$—	$(8,556,578)	$(8,556,166)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	4,125,000	$412	$143,327	$(5,349,250)	$(5,205,511)

Net loss	—	—	—	—	—	(378,121)	(378,121)

Balance – March 31, 2022	—	$—	4,125,000	$412	$143,327	$(5,727,371)	$(5,583,632)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$744,527	$(378,121)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,766,931)	(41,044)
Deferred tax (benefit) liability	(293,564)	—
Unrealized gain on marketable securities held in Trust Account	—	2,628
Changes in operating assets and liabilities:
Prepaid expenses	123,418	(60,070)
Other Assets	—	112,418
Accounts payable and accrued expenses	354,320	(67,389)
Income taxes payable	629,912	—
Net cash used in operating activities	(208,318)	(431,578)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	67,879	37,301
Net cash provided by investing activities	67,879	37,301

Net Change in Cash	(140,439)	(394,277)
Cash – Beginning of period	366,794	1,106,629
Cash – End of period	$226,355	$712,352

Supplemental Cash Flow Information:
Cash paid for income taxes	$24,504	$—

Non-Cash investing and financing activities:
Remeasurement of Class A common stock to redemption value	$1,062,393	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

On October 22, 2021, a total of $15,150,000 of the net proceeds from the sale of the additional Units and the additional Private Placement Warrants was deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $166,650,000. In connection with the Company’s Charter Amendment filed with the State of Delaware on April 10, 2023 and as previously approved by its shareholders on April 4, 2023, (the “Extension”), the aggregate proceeds in the Trust Account has been reduced to approximately $50.8 million. Please reference Note 10, Subsequent Events, for further detail.

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
MARCH 31, 2023
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

In connection with the implementation of the Extension, the Company will have until October 13, 2023, or such earlier date as determined by its board of directors, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account not previously released to the Company to pay its tax obligations (net of taxes payable and less up to $150,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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
MARCH 31, 2023
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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry, the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets, and has concluded that while it is reasonably possible that these factors could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Going Concern

As of March 31, 2023, the Company had cash of $226,355 in its operating bank accounts, $170,529,598 of cash and marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $1,956,166, which excludes franchise taxes payable of $50,000 and income taxes payable of $655,096, of which such amount will be paid from interest earned on the Trust Account. As of March 31, 2023, $3,879,598 of the amount on deposit in the Trust Account represented interest income that is available to pay the Company’s tax obligations.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors, the Sponsor or their affiliates may but are not obligated to loan the Company funds (see Note 5), from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will not have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or October 13, 2023, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders). If the Company’s stockholders approve an extension to the mandatory liquidation date beyond October 13, 2023, the Company will require additional capital support if it does not have adequate cash through such extended date.

If the Company does not consummate an initial Business Combination, or seek an extension, by October 13, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 13, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 27, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds that invest in U.S. Treasury Securities and U.S. Treasury Bills, respectively. The Company accounts for its marketable securities as Trading Securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through March 31, 2023, the Company withdrew an aggregate of $576,879 of interest earned on the Trust Account to pay its franchise and income taxes.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at January 1, 2022	$165,650,000
Plus:
Remeasurement adjustment of Class A common stock to redemption value	2,112,109
Class A common stock subject to possible redemption at December 31, 2022	168,762,109
Plus:
Remeasurement adjustment of Class A common stock to redemption value	1,062,393
Class A common stock subject to possible redemption at March 31, 2023	$169,824,502

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of March 31, 2023 the Company’s deferred tax asset had a full valuation allowance recorded against it. As of December 31, 2022, the Company had a net deferred tax liability of $293,564. Our effective tax rate was 32.7% and 0.0% for the three months ended March 31, 2023 and 2022, respectively.  The effective tax rate differs from the statutory tax rate of 21.0% for the three months ended March 31, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$595,622	$148,905	$(302,497)	$(75,624)
Denominator:
Basic and diluted weighted average common share outstanding	16,500,000	4,125,000	16,500,000	4,125,000
Basic and diluted net income (loss) per common share	$0.04	$0.04	$(0.02)	$(0.02)

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
MARCH 31, 2023
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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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
MARCH 31, 2023
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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 7, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $25,000 per month for general and administrative services, including office space, utilities and administrative support. For each of the three months ended March 31, 2023 and 2022, the Company incurred and paid $75,000 in fees for these services, respectively. No amounts remain outstanding as of March 31, 2023.

Promissory Note — Related Party

On January 15, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note, as subsequently amended and restated on June 30, 2021, was non-interest bearing and was payable on the earlier of December 31, 2021 and the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $85,000 was repaid at the closing of the Initial Public Offering on October 13, 2021. On April 10, 2023, the Sponsor issued an unsecured promissory note to the Company (the “New Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $840,000. As of May 5, 2023, the outstanding balance of the New Promissory Note was $140,000.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Working Capital Loans would be forgiven. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 16,500,000 shares subject to possible redemption.

Class B Common Stock— The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 4,125,000 shares of Class B common stock issued and outstanding.

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

Warrants— As of March 31, 2023 and December 31, 2022 there are 8,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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
MARCH 31, 2023
(Unaudited)

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

As of March 31, 2023 and December 31, 2022, there are 6,575,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants held by Stifel Venture will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A).

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

The Founder Shares granted to the Company’s director nominees and strategic advisors were subject to 100% forfeiture in the event a person(s) no longer remained in such designated position upon the completion of the Initial Public Offering. Following the completion of the Initial Public Offering, such forfeiture is reduced to 50% in the event a person(s) no longer remains in such designated position upon the completion of the Business Combination. There was no stock-based compensation expense recognized for the period ended March 31, 2023 and December 31, 2022. A total of 62,500 shares vested upon consummation of the Initial Public Offering and the Company recognized $143,327 of stock-based compensation expense for the year ended December 31, 2021.

As of March 31, 2023, there are 62,500 shares that remain unvested as the Company determined that a Business Combination is not considered probable. Therefore, the remaining fair value of stock-based compensation expense associated with these shares totaling $143,327 has not been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Cash and Marketable securities held in Trust Account	1	$170,529,598	$168,830,546

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events, other than described below, that would have required adjustment or disclosure in the condensed financial statements.

Extension

On April 4, 2023, the Company held a special meeting in lieu of the 2023 annual meeting of stockholders of the Company (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved, among other things, a proposal to amend the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate an initial business combination (the “Extension”) from April 13, 2023 to October 13, 2023 or such earlier date as determined by the Company’s board of directors. The Sponsor or its designees will deposit into the Trust Account $140,000, as a loan (a “Contribution”, and the Sponsor or its designee making such Contribution, a “Contributor”), on each of April 13, 2023 and the 13th day of each subsequent calendar month until (but excluding) October 13, 2023 (each such date, a “Contribution Date”) or such earlier date that the Company determines it will liquidate. If a Contributor fails to make a Contribution by an applicable Contribution Date, the Company will liquidate and dissolve as soon as practicable after such date and in accordance with Amended and Restated Certificate of Incorporation.

On April 10, 2023, in connection with the implementation of the Extension, all holders of Class B common stock voluntarily elected to convert all shares of Class B common stock to shares of Class A common stock, on a one-for-one basis in accordance with the Amended and Restated Certificate of Incorporation (collectively, the “Class B Conversion”).

In connection with the implementation of the Extension, the Company’s public stockholders redeemed 11,584,852 Public Shares at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of approximately $119.4 million (the “Redemption”) leaving aggregate remaining proceeds in the Trust Account at approximately $50.8 million.

As a result of the Class B Conversion and the Redemption, 9,040,148 shares of Class A common stock and no shares of Class B common stock were issued and outstanding.

Promissory Note

On April 10, 2023, in connection with the implementation of the Extension (as defined above), the Company issued an unsecured promissory note (the “New Promissory Note” or the “Note”) in the principal amount of up to $840,000 to the Sponsor, which may be drawn down in connection with the Contributions by the Sponsor or its designees to the Trust Account.

The New Promissory Note does not bear interest and the principal balance will be payable on the earlier of: (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

As of the date of this filing, the Company has borrowed $140,000 under the New Promissory Note.

Nasdaq Notice

On May 2, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Minimum Total Holders Rule”), which requires the Company to have at least 400 total holders for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

The Notice states that the Company has 45 calendar days, or until June 16, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule. The Company intends to submit to Nasdaq a plan to regain compliance with the Minimum Total Holders Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice, or until October 29, 2023, to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision to a Nasdaq Hearings Panel.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, subsequent to our Initial Public Offering, identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the three months ended March 31, 2023, we had net income of $744,527, which consists of interest on marketable securities held in the Trust Account of $1,766,931 and interest income in the operating bank account of $1,412, offset by formation and operating costs of $662,964 and a provision for income taxes of $360,852.

For the three months ended March 31, 2022, we had a net loss of $378,121, which consists of formation and operating costs of $416,537 and an unrealized loss on marketable securities held in the Trust Account of $2,628, offset by interest on marketable securities held in the Trust Account of $41,044 and interest income in the operating bank account of $26.

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

For the three months ended March 31, 2023, cash used in operating activities was $208,318. Net income of $744,527 was affected by interest on marketable securities held in the Trust Account of $1,766,931 and a deferred tax benefit of $293,564. Changes in operating assets and liabilities reflected a source of cash of $1,107,650 from operating activities during such period.

For the three months ended March 31, 2022, cash used in operating activities was $431,578. Net loss of $378,121 was affected by interest earned on marketable securities held in the Trust Account of $41,044 and an unrealized loss on marketable securities held in the Trust Account of $2,628. Changes in operating assets and liabilities used $15,041 of cash for operating activities.

As of March 31, 2023, we had cash and marketable securities held in the Trust Account of $170,529,598 (including approximately $3,879,598 of interest income and unrealized gains) consisting of money market funds that invest in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. From inception through March 31, 2023, we withdrew an aggregate of $576,879 in interest earned from the Trust Account to pay for taxes, respectively.

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

As of March 31, 2023, we had cash of $226,355 held outside of the Trust Account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Going Concern

As of March 31, 2023, the Company had cash of $226,355 in its operating bank accounts, $170,529,598 of cash and marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $1,956,166, which excludes franchise taxes payable of $50,000 and income taxes payable of $655,096, of which such amount will be paid from interest earned on the Trust Account. As of March 31, 2023, $3,879,598 of the amount on deposit in the Trust Account represented interest income that is available to pay the Company’s tax obligations.

We may raise additional capital through loans or additional investments from the Sponsor or our stockholders, officers, directors, or third parties. Our officers and directors, the Sponsor or their affiliates may but are not obligated to loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Based on the foregoing, we do not believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or October 13, 2023, or such earlier date as determine by our board of directors, the deadline to complete a Business Combination pursuant to our Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

As a result, we will need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we do not complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

If we do not consummate an initial Business Combination, or seek and extension, by October 13, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for at least one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 13, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $25,000 for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on October 7, 2021, and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2023 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on February 27, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we seek stockholder approval of our initial Business Combination, our initial stockholders, executive officers and directors have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote, which may result in the approval of an initial Business Combination even if no public shares are voted in favor of such initial Business Combination.

Unlike many other blank check companies in which the founders, executive officers, directors and director nominees agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial Business Combination, our initial stockholders, executive officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any common stock held by them in favor of our initial business combination. In connection with the Extension, the Company redeemed 11,574,852 public shares and only 4,915,148 public shares remain outstanding. As a result, in addition to the Founder Shares held by our initial stockholders, executive officers and directors, we would need only 395,075, or 8.0% (assuming all outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 4,915,148 public shares outstanding after the Extension to be voted in favor of a transaction in order to have our initial Business Combination approved. Accordingly, if we seek stockholder approval of our initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares, and the completed redemptions of public shares in connection with the Extension, could increase the probability that our initial Business Combination would not be consummated and that you would have to wait for liquidation in order to redeem your public shares.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would not be consummated is increased. This risk may be increasingly prevalent given recent high levels of redemptions among other SPACs seeking stockholder approval of certain charter amendments or completing their initial business combinations. This risk is magnified because we paid approximately $119.4 million out of the Trust Account to stockholders that redeemed their public shares in connection with the Extension. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares, including in connection with the Extension.

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

On December 27, 2022, the Treasury released Notice 2023-2, which provides taxpayers with interim guidance on the excise tax that may be relied upon until the Internal Revenue Service issues proposed Treasury regulations on such matter. Notice 2023-2 includes as one of its exceptions to the excise tax a distribution in complete liquidation of a “covered corporation”, such as ours, to which Sec. 331 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), applies (so long as Sec. 332(a) of the Code also does not also apply). Although it remains uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with the Extension, our initial business combination or in the event we do not consummate our initial business combination by August 13, 2023, we would not expect the excise tax to apply to redemptions of our public shares that occur during a taxable year in which we completely liquidate under Sec. 331 of the Code.

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with, our initial business combination, certain amendments to our Amended and Restated Certificate of Incorporation (including in connection with the Extension) or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, certain amendments to our charter (including in connection with the Extension) or otherwise, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2021, we issued an aggregate of 5,750,000 Founder Shares to the Sponsor for an aggregate price of $25,000, or approximately $0.004 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor subsequently transferred 25,000 Founder Shares to each of our independent directors, 276,000 Founder Shares to Stifel Venture and an aggregate of 50,000 Founder Shares to our strategic advisors, in each case at the same price originally paid for such shares. No underwriting discounts or commissions were paid with respect to such issuances. On each of July 27, 2021 and September 20, 2021, the Sponsor forfeited 718,750 Founder Shares, resulting in there being 4,312,500 Founder Shares issued and outstanding. On October 22, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 175,500 and 12,000 Founder Shares were forfeited by the Sponsor and Stifel Venture, respectively, to us at no cost, and 4,125,000 Founder Shares remained outstanding.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Extension

On April 4, 2023, the Company held a special meeting in lieu of the 2023 annual meeting of stockholders of the Company (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved, among other things, a proposal to amend the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate an initial business combination (the “Extension”) from April 13, 2023 to October 13, 2023 or such earlier date as determined by the Company’s board of directors. The Sponsor or its designees will deposit into the Trust Account $140,000, as a loan (a “Contribution”, and the Sponsor or its designee making such Contribution, a “Contributor”), on each of April 13, 2023 and the 13th day of each subsequent calendar month until (but excluding) October 13, 2023 (each such date, a “Contribution Date”) or such earlier date that the Company determines it will liquidate. If a Contributor fails to make a Contribution by an applicable Contribution Date, the Company will liquidate and dissolve as soon as practicable after such date and in accordance with Amended and Restated Certificate of Incorporation.

On April 10, 2023, in connection with the implementation of the Extension, all holders of Founder Shares voluntarily elected to convert all Founder Shares to shares of Class A common stock, on a one-for-one basis in accordance with the Amended and Restated Certificate of Incorporation (collectively, the “Class B Conversion”).

Additionally, in connection with the implementation of the Extension, the Company’s public stockholders redeemed 11,584,852 Public Shares at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of approximately $119.4 million (the “Redemption”) leaving aggregate remaining proceeds in the Trust Account at approximately $50.8 million.

Upon completion of the Class B Conversion and the Redemption, 9,040,148 shares of Class A common stock and no Founder Shares were issued and outstanding.

Promissory Note

On April 10, 2023, in connection with the implementation of the Extension, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $840,000 to the Sponsor, which may be drawn down in connection with the Contributions by the Sponsor or its designees to the Trust Account.

The Note does not bear interest and the principal balance will be payable on the earlier of: (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

As of the date of this filing, the Company has borrowed $140,000 under t the New Promissory Note.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Certificate of Change of Registered Agent and/or Registered Office
3.3(3)	Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated April 10, 2023
3.4(4)	Bylaws
10.1(3)	Promissory Note issued in favor of Schultze Special Purpose Acquisition Sponsor II, LLC, dated April 10, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 14, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2022 and incorporated by reference herein.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2023 and incorporated by reference herein.

(4)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on March 9, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

Date: May 8, 2023	By:	/s/ George J. Schultze
	Name:	George J. Schultze
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2023	By:	/s/ Gary M. Julien
	Name:	Gary M. Julien
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)