Form 10-Q
period 2023-06-30
Schultze Special Purpose Acquisition Corp. II
filed 2023-08-03
CIK 1843100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 3, 2023, there were 9,040,148 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current Assets
Cash	$553,847	$366,794
Prepaid expenses	37,109	123,418
Total Current Assets	590,956	490,212

Cash and marketable securities held in trust account	51,589,642	168,830,546
TOTAL ASSETS	$52,180,598	$169,320,758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,077,862	$1,878,201
Income taxes payable	777,384	25,184
Excise taxes payable	1,193,872	—
Promissory note - related party	420,000	—
Deferred tax liability	—	293,564
Total Current Liabilities	4,469,118	2,196,949

Deferred underwriting fee payable	6,600,000	6,600,000
Total Liabilities	11,069,118	8,796,949

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 4,915,148 and 16,500,000 shares issued and outstanding at redemption value of $10.46 and $10.23 at June 30, 2023 and December 31, 2022, respectively.	51,421,762	168,762,109

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; 4,125,000 and no shares issued and outstanding (excluding 4,915,148 and 16,500,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	412	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 0 and 4,125,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	412
Additional paid-in capital	—	—
Accumulated deficit	(10,310,694)	(8,238,712)
Total Stockholders’ Deficit	(10,310,282)	(8,238,300)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$52,180,598	$169,320,758

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Formation and operational costs	$194,679	$1,992,260	$857,643	$2,408,823
Loss from operations	(194,679)	(1,992,260)	(857,643)	(2,408,823)

Other income (expenses):
Interest income – bank	4,435	17	5,847	43
Interest earned on marketable securities held in Trust Account	765,651	265,774	2,532,582	306,818
Unrealized loss on marketable securities held in Trust Account	—	(12,775)	—	(15,403)
Total other income, net	770,086	253,016	2,538,429	291,458

Income (loss) before provision for income taxes	575,407	(1,739,244)	1,680,786	(2,117,365)
Provision for income taxes	(151,218)	—	(512,070)	—
Net income (loss)	$424,189	$(1,739,244)	$1,168,716	$(2,117,365)

Basic and diluted weighted average shares outstanding, Class A common stock - redeemable	6,442,821	16,500,000	11,443,628	16,500,000
Basic and diluted net income (loss) per share, Class A common stock - redeemable	$0.04	$(0.08)	$0.08	$(0.10)
Basic and diluted weighted average shares outstanding of Class A common stock - non-redeemable	3,671,703	—	1,845,994	—
Basic and diluted net income (loss) per share, Class A common stock - non-redeemable	0.04	—	0.08	—

Basic and diluted weighted average shares outstanding, Class B common stock	453,297	4,125,000	2,279,006	4,125,000
Basic and diluted net income (loss) per share, Class B common stock	$0.04	$(0.08)	$0.08	$(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	4,125,000	$412	$—	$(8,238,712)	$(8,238,300)

Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(1,062,393)	(1,062,393)

Net income	—	—	—	—	—	744,527	744,527

Balance – March 31, 2023	—	—	4,125,000	412	—	(8,556,578)	(8,556,166)

Conversion of Class B common stock to Class A common stock	4,125,000	412	(4,125,000)	(412)	—	—	—

Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(1,193,872)	(1,193,872)

Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(984,433)	(984,433)

Net income	—	—	—	—	—	424,189	424,189

Balance – June 30, 2023	4,125,000	$412	—	$—	$—	$(10,310,694)	$(10,310,282)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	4,125,000	$412	$143,327	$(5,349,250)	$(5,205,511)

Net loss	—	—	—	—	—	(378,121)	(378,121)

Balance – March 31, 2022	—	—	4,125,000	412	143,327	(5,727,371)	(5,583,632)

Remeasurement of Class A common stock to redemption value	—	—	—	—	(8,614)	—	(8,614)

Net loss	—	—	—	—	—	(1,739,244)	(1,739,244)

Balance – June 30, 2022	—	$—	4,125,000	$412	$134,713	$(7,466,615)	$(7,331,490)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,168,716	$(2,117,365)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,532,582)	(306,818)
Deferred tax benefit	(293,564)	—
Unrealized gain on marketable securities held in Trust Account	—	15,403
Changes in operating assets and liabilities:
Prepaid expenses	86,309	93,620
Other Assets	—	112,418
Accounts payable and accrued expenses	199,661	1,546,305
Income taxes payable	752,200	—
Net cash used in operating activities	(619,260)	(656,437)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(420,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	806,313	37,301
Cash withdrawn from Trust Account in connection with redemption	119,387,173	—
Net cash provided by investing activities	119,773,486	37,301

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	420,000	—
Redemption of common stock	(119,387,173)	—
Net cash used in financing activities	(118,967,173)	—
Net Change in Cash	187,053	(619,136)
Cash – Beginning of period	366,794	1,106,629
Cash – End of period	$553,847	$487,493

Supplemental Cash Flow Information:
Cash paid for income taxes	$53,434	$—

Non-Cash investing and financing activities:
Remeasurement of Class A common stock to redemption value	$2,046,826	$—
Conversion of Class B common stock to Class A non-redeemable common stock	$(412)	$—
Excise tax payable attributable to redemption of common stock	$1,193,872	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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

As of June 30, 2023, the Company had not yet commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

On April 4, 2023, the Company held a special meeting in lieu of the 2023 annual meeting of stockholders of the Company (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved, among other things, a proposal to amend the Amended and Restated Certificate of Incorporation of the Company (as amended, the “Amended and Restated Certificate of Incorporation”) to extend the date by which the Company must consummate an initial Business Combination (the “Extension”) from April 13, 2023 to October 13, 2023 or such earlier date as determined by the Company’s board of directors. The Sponsor or its designees will deposit into the Trust Account $140,000, as a loan (a “Contribution”, and the Sponsor or its designee making such Contribution, a “Contributor”), on April 13, 2023 and the 13th day of each subsequent calendar month until (but excluding) October 13, 2023 (each such date, a “Contribution Date”) or such earlier date that the Company determines it will liquidate. If a Contributor fails to make a Contribution by an applicable Contribution Date, the Company will liquidate and dissolve as soon as practicable after such date and in accordance with the Amended and Restated Certificate of Incorporation.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

On April 10, 2023, in connection with the implementation of the Extension, all holders of Class B common stock voluntarily elected to convert all shares of Class B common stock to shares of Class A common stock, on a one-for-one basis in accordance with the Amended and Restated Certificate of Incorporation (collectively, the “Class B Conversion”).

In connection with the implementation of the Extension, the Company’s public stockholders redeemed 11,584,852 Public Shares at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of $119,387,173 (the “Redemption”). As a result of the Redemption and the previously discussed Class B Conversion, there are 9,040,148 shares of Class A common stock and no shares of Class B common stock were issued and outstanding.

On May 2, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Minimum Total Holders Rule”), which requires the Company to have at least 400 total holders for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market. On June 15, 2023, the Company provided Nasdaq with a plan to regain compliance with the Minimum Total Holders Rule within the required timeframe. On July 5, 2023, Nasdaq accepted the Company’s plan and granted the Company an extension until October 30, 2023 to evidence compliance with the Minimum Total Holders Rule.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s directors, officers and initial stockholders have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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
JUNE 30, 2023
(Unaudited)

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

On April 4, 2023, in connection with the implementation of the Extension, the Company’s public stockholders elected to redeem 11,584,852 Public Shares for a total of $119,387,173. As such the Company has recorded a 1% excise tax liability in the amount of $1,193,872 on the Company’s condensed balance sheets as of June 30, 2023. The liability does not impact the Company’s condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

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

Going Concern

As of June 30, 2023, the Company had cash of $553,847 in its operating bank accounts, $51,589,642 of cash and marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $3,710,282, which excludes franchise taxes payable of $20,000 and income taxes payable of $777,384, of which such amount is expected to be paid from interest earned on the Trust Account as well as $629,504 not yet remitted by the Company for income taxes. As of June 30, 2023, $1,526,647 of the amount on deposit in the Trust Account represented interest income that is available to pay the Company’s tax obligations.

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
JUNE 30, 2023
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 27, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds that invest in U.S. Treasury Securities and U.S. Treasury Bills, respectively. The Company accounts for its marketable securities as Trading Securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the statements of operations. From inception through June 30, 2023, the Company withdrew an aggregate of $1,315,313 of interest earned on the Trust Account to pay its franchise and income taxes and $119,387,173 was withdrawn in connection with the Redemption.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at January 1, 2022	$165,650,000
Plus:
Remeasurement adjustment of Class A common stock to redemption value	2,112,109
Class A common stock subject to possible redemption at December 31, 2022	168,762,109
Less:
Redemption of Class A common stock subject to possible redemption	(119,387,173)
Plus:
Remeasurement adjustment of Class A common stock to redemption value	2,046,826
Class A common stock subject to possible redemption at June 30, 2023	$51,421,762

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
JUNE 30, 2023
(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of June 30, 2023 the Company’s deferred tax asset had a full valuation allowance recorded against it. As of December 31, 2022, the Company had a net deferred tax liability of $293,564. Our effective tax rate was 26.28% and 0.0% for the three months ended June 30, 2023 and 2022, respectively, and 30.47% and 0.0% for the six months ended June 30, 2023 and 2022, respectively.  The effective tax rate differs from the statutory tax rate of 21.0% for the three and six months ended June 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Subsequent measurement of the redeemable shares of Class A common stock are excluded from income (loss) per shares of common stock as the redemption value approximates fair value.

The Company calculates its earnings per share by allocating net income (loss) pro rata to shares of Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (losses) of the Company.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,825,000 shares of Class A common stock in the aggregate. As a result, diluted net loss per share of common stock is the same as basic net income (loss) per share of common stock for the period presented.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2023
	Redeemable	Non-redeemable
	Class A	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$258,613	$147,381	$18,195
Denominator:
Basic and diluted weighted average shares of common stock outstanding	6,442,821	3,671,703	453,297
Basic and diluted net income per share of common stock	$0.04	$0.04	$0.04

	For the Six Months Ended June 30, 2023
	Redeemable	Non-redeemable
	Class A	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$859,058	$138,576	$171,082
Denominator:
Basic and diluted weighted average shares of common stock outstanding	11,443,628	1,845,994	2,279,006
Basic and diluted net income per common share	$0.08	$0.08	$0.08

	For the Three Months Ended June 30, 2022
	Redeemable	Non-redeemable
	Class A	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(1,391,395)	$—	$(347,849)
Denominator:
Basic and diluted weighted average common share outstanding	16,500,000	—	4,125,000
Basic and diluted net loss per common share	$(0.08)	$—	$(0.08)

	For the Six Months Ended June 30, 2022
	Redeemable	Non-redeemable
	Class A	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(1,693,892)	$—	$(423,473)
Denominator:
Basic and diluted weighted average common share outstanding	16,500,000	—	4,125,000
Basic and diluted net loss per common share	$(0.10)	$—	$(0.10)

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
JUNE 30, 2023
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
JUNE 30, 2023
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

On April 10, 2023, in connection with the implementation of the Extension and the Class B Conversion all holders of Class B common stock voluntarily elected to convert all shares of Class B common stock to Class A common stock The converted shares are not subject to possible redemption (see Note 7).

Administrative Services Agreement

The Company entered into an agreement, commencing on October 7, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $25,000 per month for general and administrative services, including office space, utilities and administrative support. For each of the three and six months ended June 30, 2023, the Company incurred and paid $75,000 and $150,000 in fees for these services, respectively. For each of the three and six months ended June 30, 2022, the Company incurred and paid $75,000 and $150,000 in fees for these services, respectively. No amounts remain outstanding as of June 30, 2023.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

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

On April 10, 2023, in connection with the implementation of the Extension (as defined above), the Company issued an unsecured promissory note (the “New Promissory Note”) in the principal amount of up to $840,000 to the Sponsor, which may be drawn down in connection with the Contributions by the Sponsor or its designees to the Trust Account.

The New Promissory Note does not bear interest and the principal balance will be payable on the earlier of: (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. The New Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the New Promissory Note and all other sums payable with regard to the New Promissory Note becoming immediately due and payable. The issuance of the New Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of June 30, 2023, the outstanding balance of the New Promissory Note was $420,000. Subsequent to June 30, 2023 the Sponsor contributed an additional $140,000 to the Company under the New Promissory Note. As of the date of this filing, the outstanding balance under the New Promissory Note was $560,000.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Working Capital Loans would be forgiven. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

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

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. On April 10, 2023, in connection with the implementation of the Extension and the Class B Conversion all holders of Class B common stock voluntarily elected to convert all shares of Class B common stock to Class A common stock. The converted shares are not subject to possible redemption. At June 30, 2023 and December 31, 2022, there were 4,125,000 and no shares of Class A common stock issued or outstanding, excluding 4,915,148 and 16,500,000 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 0 and 4,125,000 shares of Class B common stock issued and outstanding.

If any shares of Class B common stock are then outstanding, only holders of Class B common stock have the right to vote on the election of directors prior to the Company’s initial Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock (if any) will (a) at any time and from time to time at the option of the holder thereof and (b) automatically upon the closing of the initial Business Combination convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis (subject to adjustment). In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).

Warrants — As of June 30, 2023 and December 31, 2022 there are 8,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2023
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

As of June 30, 2023 and December 31, 2022, there are 6,575,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants held by Stifel Venture will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A).

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

The Founder Shares granted to the Company’s director nominees and strategic advisors were subject to 100% forfeiture in the event a person(s) no longer remained in such designated position upon the completion of the Initial Public Offering. Following the completion of the Initial Public Offering, such forfeiture is reduced to 50% in the event a person(s) no longer remains in such designated position upon the completion of the Business Combination. There was no stock-based compensation expense recognized for the period ended June 30, 2023 and December 31, 2022. A total of 62,500 shares vested upon consummation of the Initial Public Offering and the Company recognized $143,327 of stock-based compensation expense for the year ended December 31, 2021.These unvested shares were converted from Class A to Class B on April 10, 2023 as discussed in Note 7.

As of June 30, 2023, there are 62,500 shares that remain unvested as the Company determined that a Business Combination is not considered probable. Therefore, the remaining fair value of stock-based compensation expense associated with these shares totaling $143,327 has not been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Cash and Marketable securities held in Trust Account	1	$51,589,642	$168,830,546

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as disclosed above within these financial statements, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the condensed financial statements.

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

Recent Developments

Extension

On April 4, 2023, we held a special meeting in lieu of the 2023 annual meeting of our stockholders (the “Special Meeting”). At the Special Meeting, our stockholders approved, among other things, a proposal to amend our Amended and Restated Certificate of Incorporation (as amended, our “Amended and Restated Certificate of Incorporation”) to extend the date by which we must consummate an initial Business Combination (the “Extension”) from April 13, 2023 to October 13, 2023 or such earlier date as determined by our board of directors. The Sponsor or its designees will deposit into the Trust Account $140,000, as a loan (a “Contribution”, and the Sponsor or its designee making such Contribution, a “Contributor”), on each of April 13, 2023 and the 13th day of each subsequent calendar month until (but excluding) October 13, 2023 (each such date, a “Contribution Date”) or such earlier date that we determine we will liquidate. If a Contributor fails to make a Contribution by an applicable Contribution Date, we will liquidate and dissolve as soon as practicable after such date and in accordance with our Amended and Restated Certificate of Incorporation.

On April 10, 2023, in connection with the implementation of the Extension, all holders of our Class B common stock, par value $0.0001 per share (“Class B common stock”), voluntarily elected to convert all shares of Class B common stock to shares of our Class A common stock, par value $0.0001 per share (“Class A common stock”), on a one-for-one basis in accordance with our Amended and Restated Certificate of Incorporation (collectively, the “Class B Conversion”).

Additionally, in connection with the implementation of the Extension, our public stockholders redeemed 11,584,852 public shares at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of $119,387,173 (the “Redemption”).

Upon completion of the Class B Conversion and the Redemption, 9,040,148 shares of Class A common stock and no shares of Class B common stock remain issued and outstanding.

Promissory Note

On April 10, 2023, in connection with the implementation of the Extension, we issued an unsecured promissory note (the “New Promissory Note”) in the principal amount of up to $840,000 to the Sponsor, which may be drawn down in connection with the Contributions by the Sponsor or its designees to the Trust Account.

The New Promissory Note does not bear interest and the principal balance will be payable on the earlier of: (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. The New Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the New Promissory Note and all other sums payable with regard to the New Promissory Note becoming immediately due and payable.

As of June 30, 2023, we have borrowed $420,000 under the New Promissory Note. Subsequent to June 30, 2023, the Sponsor contributed an additional $140,000 to us under the New Promissory Note. As of the date of this filing, the outstanding balance under the New Promissory Note was $560,000.

Nasdaq Notice

On May 2, 2023, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Minimum Total Holders Rule”), which requires us to have at least 400 total holders for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Global Market. On June 15, 2023, we provided Nasdaq with a plan to regain compliance with the Minimum Total Holders Rule within the required timeframe.

Subsequent to the period covered by this Quarterly Report, on July 5, 2023, Nasdaq accepted our plan and granted us an extension until October 30, 2023 to evidence compliance with the Minimum Total Holders Rule.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, subsequent to our Initial Public Offering, identifying a target company for our initial Business Combination and implementing the Extension. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the three months ended June 30, 2023, we had net income of $424,189, which consists of interest on marketable securities held in the Trust Account of $765,651 and interest income in the operating bank account of $4,435, offset by formation and operating costs of $194,679 and a provision for income taxes of $151,218.

For the three months ended June 30, 2022, we had a net loss of $1,739,244, which consists of formation and operating costs of $1,992,260, and an unrealized loss on marketable securities held in the Trust Account of $12,775, offset by interest on marketable securities held in the Trust Account of $265,774 and interest income on the operating bank account of $17. Our formation and operational costs incurred during the quarter were largely attributed to expenses related to our search for an initial Business Combination target.

For the six months ended June 30, 2023, we had net income of $1,168,716, which consists of interest on marketable securities held in the Trust Account of $2,532,582 and interest income in the operating bank account of $5,847, offset by formation and operating costs of $857,643 and a provision for income taxes of $512,070.

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

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock (“Founder Shares”), by the Sponsor and loans from the Sponsor.

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

For the six months ended June 30, 2023, cash used in operating activities was $619,260. Net income of $1,168,716 was affected by interest on marketable securities held in the Trust Account of $2,532,582 and a deferred tax benefit of $293,564. Changes in operating assets and liabilities reflected a source of cash of $1,038,170 from operating activities during such period.

For the six months ended June 30, 2022, cash used in operating activities was $656,437. Net loss of $2,117,365 was affected by interest earned on marketable securities held in the Trust Account of $306,818 and an unrealized loss on marketable securities held in the Trust Account of $15,403. Changes in operating assets and liabilities used $1,752,343 of cash for operating activities.

As of June 30, 2023, we had cash and marketable securities held in the Trust Account of $51,589,642 (including approximately $1,526,647 of interest income and unrealized gains) consisting of money market funds that invest in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. From inception through June 30, 2023, we withdrew an aggregate of $1,315,313 in interest earned from the Trust Account to pay for taxes and $119,387,173 was withdrawn in connection with the redemption of Class A common stock.

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

As of June 30, 2023, we had cash of $553,847 held outside of the Trust Account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Going Concern

As of June 30, 2023, we had cash of $553,847 in our operating bank accounts, $51,589,642 of cash and marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $3,710,282, which excludes franchise taxes payable of $20,000 and income taxes payable of $777,384, of which such amount will be paid from interest earned on the Trust Account as well as $629,504 not yet remitted by us for income taxes. As of June 30, 2023, $1,526,647 of the amount on deposit in the Trust Account represented interest income that is available to pay the Company’s tax obligations.

We may raise additional capital through loans or additional investments from the Sponsor or our stockholders, officers, directors, or third parties. Our officers and directors, the Sponsor or their affiliates may but are not obligated to loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Based on the foregoing, we do not believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or October 13, 2023, or such earlier date as determined by our board of directors, the deadline to complete a Business Combination pursuant to our Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

On April 10, 2023, in connection with the implementation of the Extension, we issued the New Promissory Note) in the principal amount of up to $840,000 to the Sponsor, which may be drawn down in connection with the Contributions by the Sponsor or its designees to the Trust Account.

The New Promissory Note does not bear interest and the principal balance will be payable on the earlier of: (i) the date on which we consummate our initial Business Combination and (ii) the date that the winding up of the Company is effective. The New Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the New Promissory Note and all other sums payable with regard to the New Promissory Note becoming immediately due and payable. As of June 30, 2023, the outstanding balance of the New Promissory Note was $420,000. Subsequent to June 30, 2023, the Sponsor contributed an additional $140,000 to us under the New Promissory Note. As of the date of this filing, the outstanding balance under the New Promissory Note was $560,000.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2023 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unlike many other blank check companies in which the founders, executive officers, directors and director nominees agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders, executive officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any common stock held by them in favor of our initial Business Combination. In connection with the Extension, we redeemed 11,584,852 public shares and only 4,915,148 public shares remain outstanding. As a result, in addition to the Founder Shares held by our initial stockholders, executive officers and directors, we would need only 395,075, or 8.0% (assuming all outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 4,915,148 public shares outstanding after the Extension to be voted in favor of a transaction in order to have our initial Business Combination approved. Accordingly, if we seek stockholder approval of our initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares, and the completed redemptions of public shares in connection with the Extension, could increase the probability that our initial Business Combination would not be consummated and that you would have to wait for liquidation in order to redeem your public shares.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would not be consummated is increased. This risk may be increasingly prevalent given recent high levels of redemptions among other special purpose acquisition companies, or SPACs seeking stockholder approval of certain charter amendments or completing their initial business combinations. This risk is magnified because we paid approximately $119.4 million out of the Trust Account to stockholders that redeemed their public shares in connection with the Extension. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

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

On December 27, 2022, the Treasury released Notice 2023-2, which provides taxpayers with interim guidance on the excise tax that may be relied upon until the Internal Revenue Service issues proposed Treasury regulations on such matter. Notice 2023-2 includes as one of its exceptions to the excise tax a distribution in complete liquidation of a “covered corporation”, such as ours, to which Sec. 331 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), applies (so long as Sec. 332(a) of the Code also does not also apply). Although it remains uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with the Extension, our initial Business Combination or in the event we do not consummate our initial Business Combination by October 13, 2023, we would not expect the excise tax to apply to redemptions of our public shares that occur during a taxable year in which we completely liquidate under Sec. 331 of the Code.

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with, our initial Business Combination, certain amendments to our Amended and Restated Certificate of Incorporation (including in connection with the Extension) or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial Business Combination, certain amendments to our Amended and Restated Certificate of Incorporation (including in connection with the Extension) or otherwise, (ii) the structure of the initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial Business Combination (or otherwise issued not in connection with the initial Business Combination but issued within the same taxable year of the initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial Business Combination and in our ability to complete our initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to complete our initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial Business Combination.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

On January 15, 2021, we issued an aggregate of 5,750,000 Founder Shares to the Sponsor for an aggregate price of $25,000, or approximately $0.004 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor subsequently transferred 25,000 Founder Shares to each of our independent directors, 276,000 Founder Shares to Stifel Venture and an aggregate of 50,000 Founder Shares to our strategic advisors, in each case at the same price originally paid for such shares. No underwriting discounts or commissions were paid with respect to such issuances. On each of July 27, 2021 and September 20, 2021, the Sponsor forfeited 718,750 Founder Shares, resulting in there being 4,312,500 Founder Shares issued and outstanding. On October 22, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 175,500 and 12,000 Founder Shares were forfeited by the Sponsor and Stifel Venture, respectively, to us at no cost, and 4,125,000 Founder Shares remain outstanding. On April 10, 2023, pursuant to the Class B Conversion, the Founder Shares were converted from shares of Class B common stock to shares of Class A common stock on a one-for-one basis in accordance with our Amended and Restated Certificate of Incorporation.

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

In connection with the implementation of the Extension, our public stockholders redeemed 11,584,852 public shares at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of $119,387,173. Additionally, on April 10, 2023, we issued the New Promissory Note in the principal amount of up to $840,000 to the Sponsor, which may be drawn down in connection with the Contributions by the Sponsor or its designees to the Trust Account. The New Promissory Note does not bear interest and the principal balance will be payable on the earlier of: (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. The New Promissory Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the New Promissory Note and all other sums payable with regard to the New Promissory Note becoming immediately due and payable. The issuance of the New Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

For a description of the use of the proceeds generated in our Initial Public Offering, including the effects of the Extension, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Certificate of Change of Registered Agent and/or Registered Office
3.3(3)	Amendment to the Amended and Restated Certificate of Incorporation, dated April 10, 2023
3.4(4)	Bylaws
10.1(3)	Promissory Note issued in favor of Schultze Special Purpose Acquisition Sponsor II, LLC, dated April 10, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 14, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2022 and incorporated by reference herein.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2023 and incorporated by reference herein.

(4)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on March 9, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHULTZE SPECIAL PURPOSE ACQUISITION CORP. II

Date: August 3, 2023	By:	/s/ George J. Schultze
	Name:	George J. Schultze
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Gary M. Julien
	Name:	Gary M. Julien
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)